Form 10-Q
period 2007-03-31
Dragon Acquisition CORP
filed 2007-05-15
CIK 1368192

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           Form 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2007

                               OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from  ________ to ________


                Commission File Number 000-52132


                 Dragon Acquisition Corporation
      ----------------------------------------------------
     (Exact name of Registrant as specified in its charter)

         Cayman Islands                             N/A
 -----------------------------      ----------------------------------
(State or other jurisdiction of    (I.R.S. Employer Identification No.)
  incorporation or organization)

              c/o Nautilus Global Partners
          700 Gemini, Suite 100, Houston, TX       77056
        --------------------------------------   --------
       (Address of principal executive offices) (Zip Code)

                         (281) 488-3883
        --------------------------------------------------
       (Registrant's telephone number, including area code)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. YES   X    NO
                                        ---      ---

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in rule 12b-2 of the Exchange Act.

Large accelerated filer   Accelerated filer   Non-accelerated filer   X
                                                                     ---

     Indicate by check mark whether the registrant is a shell
company (as defined in rule 12b-2 of the Exchange Act).  YES   X   NO
                                                              ---     ---

     At May 15, 2007, there were 1,281,500 shares of Registrant's ordinary shares outstanding.

                         GENERAL INDEX
                                                             Page
                                                            Number
-------------------------------------------------------------------


                            PART I.
                     FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS..................................3

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS...................8

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
          MARKET RISK...........................................9

ITEM 4.   CONTROLS AND PROCEDURES..............................10


                            PART II.
                       OTHER INFORMATION


ITEM 6.   EXHIBITS.............................................10

SIGNATURES.....................................................11

                PART I  -  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                 Dragon Acquisition Corporation
                 (A Development Stage Company)
                    Condensed Balance Sheets

                                                            March 31      December 31,
                                                              2007            2006
                                                           (Unaudited)      (Audited)
                                                           -----------    -----------
            ASSETS

CURRENT ASSETS
  Cash                                                     $    26,457    $    35,972
                                                           -----------    -----------

     Total assets                                          $    26,457    $    35,972
                                                           ===========    ===========

     LIABILITIES AND SHAREHOLDERS' EQUITY


CURRENT LIABILITIES

  Payable to Affiliate                                     $     4,969    $     6,754
  Accounts payable                                               3,050          7,730
                                                           -----------    -----------

     Total current liabilities                                   8,019         14,484
                                                           -----------    -----------

Commitments and Contingencies (Note 7)                              --             --
                                                           -----------    -----------
SHAREHOLDERS' EQUITY

  Preference shares, $0.001 par value, 1,000,000 shares
   authorized, none issued and outstanding                          --             --
  Ordinary shares, $.0001 par value; 50,000,000 shares
    authorized; 1,281,500 shares issued and outstanding
    at March 31 and December 31, respectively                    1,282          1,282
  Additional paid in capital                                    46,068         46,068
  Deficit accumulated during development stage                 (28,912)       (25,862)
                                                           -----------    -----------
     Total shareholders' equity                                 18,438         21,488
                                                           -----------    -----------
     Total liabilities and shareholders' equity            $    26,457    $    35,972
                                                           ===========    ===========

    See accompanying notes to condensed financial statements.

                 Dragon Acquisition Corporation
                  (A Development Stage Company)
               Condensed Statements of Operations
                           (Unaudited)



                                                                                         Cumulative During
                                                                                         Development Stage
                                                 Three Months Ended  Three Months Ended  (March 10, 2006 to
                                                   March 31, 2007       March 31, 2006    March 31, 2007)
                                                 ------------------  ------------------  ----------------
Revenues                                         $          --       $          --       $          --
                                                 ------------------  ------------------  ----------------
Expenses
   General and Administrative Expenses                   3,050                  --              29,424
                                                 ------------------  ------------------  ----------------
       Total operating expenses                          3,050                  --              29,424
                                                 ------------------  ------------------  ----------------

       Operating loss                                   (3,050)                 --             (29,424)
   Other Income                                  ------------------  ------------------  ----------------
       Interest Income                                      --                  --                 512
                                                 ------------------  ------------------  ----------------
   Total Other Income                                       --                  --                 512
                                                 ------------------  ------------------  ----------------

       Net loss                                  $      (3,050)                 --       $     (28,912)
                                                 ==================  ==================  ================
Basic and diluted loss per share                 $       (0.00)      $          --
                                                 ==================  ==================
Weighted average ordinary shares outstanding
- basic and diluted                                  1,281,500                  --
                                                 ==================  ==================

    See accompanying notes to condensed financial statements.

                 Dragon Acquisition Corporation
                  (A Development Stage Company)
               Condensed Statements of Cash Flows
                           (Unaudited)

                                                                                              Cumulative During
                                                                                              Development Stage
                                                      Three Months Ended  Three Months Ended (March 10, 2006 to
                                                       March 31, 2007       March 31, 2006    March 31, 2007)
                                                      ------------------  ------------------  ----------------
Cash flows from operating activities
  Net loss                                            $        (3,050)    $             --    $      (28,912)

  Adjustments to reconcile net loss to cash used in
    operating activities:
     Shares issued to Founder for payment of
      formation costs                                              --                   --             1,050
     Changes in operating assets and liabilities
       Payable to Affiliate                                    (1,785)                  --             4,969
       Accounts Payable                                        (4,680)                  --             3,050
                                                      ------------------  ------------------  ----------------

Net cash used in operating activities                          (9,515)                  --           (19,843)
                                                      ------------------  ------------------  ----------------
Cash flows from investing activities
Net cash provided by investing activities                          --                   --                --
                                                      ------------------  ------------------  ----------------

Cash flows from financing activities
Proceeds from issuance of ordinary shares                          --                   --            46,300
                                                      ------------------  ------------------  ----------------
Net cash provided by financing activities                          --                   --            46,300
                                                      ------------------  ------------------  ----------------

Net increase(decrease) in cash                                 (9,515)                  --            26,457
                                                      ------------------  ------------------  ----------------
Cash at beginning of the period                                35,972                   --                --
                                                      ------------------  ------------------  ----------------
Cash at end of the period                                      26,457                   --    $       26,457
                                                      ==================  ==================  ================
Supplemental disclosures of cash flow information:
  Interest paid                                       $             -     $              -    $            -
                                                      ==================  ==================  ================

  Income taxes paid                                   $             -     $              -    $            -
                                                      ==================  ==================  ================

    See accompanying notes to condensed financial statements.

                 Dragon Acquisition Corporation
                  (A Development Stage Company)

             NOTES TO CONDENSED FINANCIAL STATEMENTS
                         March 31, 2007
                          (Unaudited)

NOTE 1 - Organization, Business and Operations

On March 10, 2006, Dragon Acquisition Corporation (the "Company") was formed in the Cayman Islands with the objective to acquire, or merge with, an operating business. The Company was capitalized on April 10, 2006 through the issuance of 1,050,000 shares to its Founders at par value along with a payable to the Company's founders of $2,450. No activity was recorded until the capitalization of the Company on April 10.

At March 31, 2007, the Company had not yet commenced any operations. All activity from March 10, 2006 ("Date of Inception") through March 31, 2007 relates to the Company's formation. The Company selected December 31 as its fiscal year-end.

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

NOTE 2 - Summary of Significant Accounting Policies

Basis of Presentation

These financial statements are presented on the accrual basis of accounting in accordance with generally accepted accounting principles in the United States of America, whereby revenues are recognized in the period earned and expenses when incurred. The Company also follows Statement of Financial Accounting Standards ("SFAS") No. 7, "Accounting and Reporting for Development Stage Enterprises" in preparing its financial statements.

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

At March 31, 2007, there were no potentially dilutive ordinary shares outstanding.

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

The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. This statement prescribes the use of the liability method whereby deferred tax asset and liability account balances are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. In assessing the realization of deferred tax assets, management considers whether it is likely that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the Company attaining future taxable income during periods in which those temporary differences become deductible.

Fair Value of Financial Instruments

Our  financial instruments consist of a payable to an  affiliate.
We believe the fair values of our payable reflect its respective carrying amounts.

Recently Issued Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

NOTE 3 - Liquidity and Capital Resources

The Company has no revenues for the period from inception through March 31, 2007, and does not expect to realize revenues until the consummation of a merger with an operating entity. The Company's principal business objective for the next 12 months and beyond will be to achieve long-term growth potential through a business combination rather than short-term earnings. There can be no assurance that the Company will ever consummate the business combination; achieve or sustain profitability or positive cash flows from its operations, reduce expenses or sell ordinary shares. To date, the Company has funded its formation activities primarily through the issuance of its ordinary shares and a payable to affiliate.

NOTE 4 - Payable to Affiliate and Accounts Payable

As of March 31, 2007, the Company has a payable of $4,969 to a founder of the Company. The payable is non-interest bearing and payable on demand. The Company also has accounts payable for $3,050 as of March 31, 2007.

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

NOTE 6 - Preference shares

The Company is authorized to issue 1,000,000 preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. At March 31, 2007, there were no preference shares issued or outstanding.

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

Plan of Operation

     We have not engaged in any business activities that generate revenue. Our activities to date have been primarily focused upon our formation and raising capital. We have conducted private offerings of our ordinary shares, the proceeds of which we intend to use for payment of costs associated with formation, accounting and auditing fees, legal fees, and costs associated with identifying acquisition targets and completing necessary due diligence. In addition, we expect to incur costs related to filing periodic reports with the Securities and Exchange Commission. We believe we will be able to meet these costs for at least the next 12 months by obtaining loans from our shareholders, management or other investors.

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

Continuing  Operating Expenses for the three months  ended  March
31, 2007

     Because we currently do not have any business operations, we have not had any revenues during the three months ended March 31, 2007. Total expenses for the three months ended March 31, 2007 were $3,050. These expenses constituted professional and filing fees.

Liquidity and Capital Resources

     As of March 31, 2007, we had current liabilities of $4,969 to a related party and $3,050 to unrelated parties. The Company is actively pursuing merger opportunities as described in the "General" Section of Management's Discussion and Analysis, and believes that its current available cash will be sufficient for its operations until a merger candidate is selected, but may seek additional financing in connection with a potential business combination or if it otherwise requires additional funds.


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

                   PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

      None.

ITEM 1A.  RISK FACTORS.

      There have been no material changes to the risk factors previously disclosed under Item 1A of the Company's Report on Form 10-K for the fiscal year ended December 31, 2006.

ITEM  2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

          None.


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

                              Dragon Acquisition Corporation
                              (Registrant)

                              By: /s/    JOSEPH R. ROZELLE
                                 ---------------------------
                                  JOSEPH R. ROZELLE
                                  Chief Executive Officer

Date:     May 14, 2007