Form 10-K
period 2009-12-31
Dragon Acquisition CORP
filed 2010-03-22
CIK 1368192

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to _______________

Commission File Number 000-52342

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

YES [X]  NO [  ]

Indicate by check mark if disclosure of delinquent  filers  pursuant to Item 405 of Regulation  S-K is not contained  herein,  and will not be contained, to the best of Registrant's  knowledge,  in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).

YES [X]   NO [  ]

At March 18, 2010 there were 1,000,062 shares of Registrant’s ordinary shares outstanding.

GENERAL INDEX

ITEM 1.

BUSINESS

General

Dragon Acquisition Corporation (“we,” “us,” or the “Company”) is a development stage company formed solely for the purpose of identifying and entering into a business combination with a privately held business or company, domiciled and operating in an emerging market that is seeking the advantages of being a publicly held corporation whose stock is eventually traded on a major United States stock exchange.  We intend to focus on targets located primarily in Asia, South America and Eastern Europe, as we believe that businesses with operating history and growth potential in these locations would benefit significantly from access to the United States capital markets and may offer the potential of capital appreciation stemming from the economic growth in such emerging markets.

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

o

changes in laws or regulations affecting our operations;

o

changes in our business tactics or strategies;

o

acquisitions of new operations;

o

changing market forces or contingencies that necessitate, in  our judgment, changes in our plans, strategy or tactics; and

o

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

Our Memorandum of Association authorizes the issuance of a maximum of 100,000,000 ordinary shares. Any merger or acquisition effected by us may result in the issuance of additional securities without shareholder approval and may result in substantial dilution in the percentage of our ordinary shares held by our then existing shareholders.

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

We are authorized to issue up to 100,000,000 ordinary shares and 20,000,000 preference shares, which could reduce the proportionate ownership interests of current shareholders.

We are authorized to issue up to 100,000,000 ordinary shares and 20,000,000 preference shares.  Our Board of Directors has the ability, without seeking stockholder approval, to issue additional ordinary shares and/or preference shares stock in the future for such consideration as our Board of Directors may consider sufficient. The issuance of additional ordinary shares and/or preference shares in the future will reduce the proportionate ownership and voting power of our ordinary shares held by existing stockholders.  Further, our board of directors is empowered, without shareholder approval, to issue preference shares with dividend, liquidation, conversion, voting or other rights which could adversely affect the voting power or other rights of the holders of ordinary shares. In the event of such issuance, the preference shares could be used as a method of discouraging, delaying or preventing a change in control of our company, which could have the effect of discouraging bids for our company and thereby prevent shareholders from receiving the maximum value for their shares.

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

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Annual Report on Form 10-K.

PART II

ITEM 5.

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)

Market information

Our ordinary shares have not been listed for trading on the OTC Bulletin Board or on any stock exchange and we do not anticipate applying for listing on any exchange until after such time that we have completed a business acquisition.

(b)

Holders

As of December 31, 2009 there were approximately 460 record holders of 1,000,062 Ordinary Shares.

(c)

Dividends

We did not pay dividends in the twelve months ended December 31, 2009.

(d)

Securities authorized for issuance under equity compensation plans

As of December 31, 2009, we had no securities authorized under equity compensation plans and we do not intend to have an equity compensation plan prior to the completion of a business combination.

ITEM 6.

SELECTED FINANCIAL DATA

The selected financial data presented below has been derived from our audited financial statements appearing elsewhere herein.

	Year Ended	Year Ended
	December 31, 2009	December 31, 2008
Revenues	$-	$-
Expenses	13,605	8,787
Net Loss	13,605	(8,779)
Basic and diluted loss per share	$(0.01)	$(0.01)

Total Assets	$19,920	$22,421

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

General

Dragon Acquisition Corporation (“we,” “us,” or the “Company”) is a development stage company formed solely for the purpose of identifying and entering into a business combination with a privately held business or company, domiciled and operating in an emerging market that is seeking the advantages of being a publicly held corporation whose stock is eventually traded on a major United States stock exchange.  We intend to focus on targets located primarily in Asia, South America and Eastern Europe, as we believe that businesses with operating history and growth potential in these locations would benefit significantly from access to the United States capital markets and may offer the potential of capital appreciation stemming from the economic growth in such emerging markets.

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

Results of Operations

Year ended December 31, 2009 compared to period year ended December 31, 2008

Operating Expenses

Because we currently do not have any business operations, we have not had any revenues during the period of inception through December 31, 2009. Total expenses for the year ended December 31, 2009 increased  to $13,605 from $8,787 for the year ended December 31, 2008.  This increase was caused primarily from increased audit and administrative fees in fiscal year 2009.

Liquidity and Capital Resources

As of December 31, 2009, we had $19,920 in cash available, and had current liabilities of $5,846 in accounts payable and $23,953 to a related party. The Company anticipates that additional funding needs beyond the Company’s cash balance will be provided by the majority shareholder for at least the next 12 months as necessary.

ITEM 7A.

QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

None.

ITEM 8.

FINANCIAL STATEMENTS

The financial statements of the Company, including the notes thereto and report of the independent auditors thereon, are included in this report as set forth in the “Index to Financial Statements.” See F-1 for Index to Consolidated Financial Statements.

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

As of December 31, 2009, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective.

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

As of December 31, 2009, our management conducted an assessment of the effectiveness of the Company's internal control over financial reporting based on the framework established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this assessment, management has determined that the Company's internal control over financial reporting was effective as of December 31, 2009.

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

ITEM 9B.

OTHER INFORMATION

None.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our officers and directors and additional information concerning them are as follows:

Name	Age	Position
David Richardson	52	Director

Joseph Rozelle	36	President, Chief Financial Officer, Director

David Richardson. David Richardson has been one of our directors since September 2006.  Mr. Richardson is an Executive Director of Lighthouse Capital Insurance Company (Fortis’ insurance affiliate in the Cayman Islands), and the President and CEO of Mid-Ocean Consulting Group Ltd., which guides both institutions and individuals on sophisticated international structuring and tax related strategies.  From 2003 through 2005, Mr. Richardson served as the President of Oceanic Bank and Trust Limited’s Insurance Specialty Unit.  Prior thereto, in 1996, he became the Head of Private Banking for MeesPierson, a Dutch merchant/private bank in the Cayman Islands.  Following that, he became the Managing Director for MeesPierson (Bahamas) Ltd. and Chairman of Lighthouse Capital Insurance Company.  David Richardson began his professional career in the investment business over 20 years ago, working for one of Canada’s preeminent investment houses; Walwyn, Stodgell, Cochrane and Murray (now Merrill Lynch Canada).  In 1987, he joined the Bank of Bermuda in Bermuda as Portfolio Manager, where he personally oversaw the management of in excess of $350 million for the Bank’s top tier clientele. From there he moved to the Bank of Bermuda’s wholly owned trust subsidiary, Bermuda Trust Company serving as Assistant Manager and Director of Americas’ marketing activities.  Mr. Richardson is a graduate of the University of Toronto (Hon.BSc) with a post graduate degree from Northwestern University (NTS Graduate), as well as possessing a number of professional affiliations including a Member of STEP, the ITPA and the Bahamas International Insurance Association.

Joseph Rozelle.   Joseph Rozelle has been one of our directors.  In addition, Mr. Rozelle has served as our President and Chief Financial Officer since September 2006.  Mr. Rozelle is currently the President of Nautilus Global Partners, a Limited Liability Company dedicated to facilitation of “going public” transactions for foreign and domestic operating companies on the public United States Exchanges.  Prior to joining Nautilus in 2006, Mr. Rozelle was a consultant with Accretive Solutions, providing Sarbanes-Oxley Compliance consulting and other accounting related consulting services.  Prior thereto, Mr. Rozelle worked with Momentum Equity Group, LLC and Momentum Bio Ventures as a Principal Analyst in the spring of 2002 and winter of 2003, respectively. At Momentum, Mr. Rozelle was responsible for financial modeling, due diligence, and preparation of investment summaries for client companies. Prior to joining Momentum, Mr. Rozelle was an associate with Barclays Capital in the Capital Markets Group, specializing in asset securitization. Prior thereto, he was the Assistant Vice President of Planning and Financial Analysis for a regional commercial bank and was responsible for all of the corporate financial modeling, risk analysis, mergers and acquisition evaluation, and corporate budgeting. Before his tenure in commercial banking, Mr. Rozelle served as a senior auditor with Arthur Andersen, where he was involved in a variety of filings with the SEC involving corporate mergers, spin-offs, public debt offerings, and annual reports.  Mr. Rozelle holds a Bachelors of Business Administration degree from the University of Houston and a Masters of Business Administration degree from the Jesse H. Jones School of Management at Rice University.

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

Dragon Acquisition Corporation

•

IPKV Holdings, Inc.

•

China Growth Corporation

•

Lunar Growth Corporation

•

Action Acquisition Corporation

•

Pan Asian Corporation

•

Juniper Growth Corporation

•

Seven Seas Acquisition Corporation

•

Global Growth Corporation

•

Bering Growth Corporation

•

Compass Acquisition Corporation

•

Summit Growth Corporation

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

Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that all filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners are current as of March 18, 2010.

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

It is possible that, after we successfully consummate a business combination with an unaffiliated entity, that entity may desire to employ or retain one or a number of members of our management for the purposes of providing services to the surviving entity.

We have not adopted retirement, pension, profit sharing, stock option or insurance programs or other similar programs for the benefit of our employees.

There are no understandings or agreements regarding compensation our management will receive after a business combination that is required to be included in this table, or otherwise.

Compensation Discussion and Analysis

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

The following table sets forth, as of December 31, 2009, the number of Ordinary Shares owned of record and beneficially by our executive officers, directors and persons who hold 5% or more of our outstanding Ordinary Shares.

Name and Address	Amount and Nature of Beneficial Ownership	Percentage of Class

David Richardson*	24,149 (1)	2.4%

Joseph Rozelle*	0 (2)	0.0%

Access America Investments, LLC 11200 Westheimer, Suite 508 Houston, TX 77042	236,743	23.7%

Access America Fund, LP 11200 Westheimer, Suite 508 Houston, TX 77042	236,743	23.7%

Nautilus Global Partners, LLC 700 Gemini, Suite 100 Houston, TX 77058	393,170 (3)	39.3%

Mid-Ocean Consulting Limited Bayside House Bayside Executive Park West Bay Street & Blake Road Nassau, Bahamas	23,675	2.4%

All Officers and Directors as a group (2 individuals)	24,149	2.4%

* The address of Messrs. Richardson and Rozelle is c/o Nautilus Global Business Partners, 700 Gemini, Suite 100, Houston, Texas 77058.

(1)

Includes 23,675 shares held by Mid-Ocean Consulting Limited.  Mr. Richardson is the owner and the President and CEO of Mid-Ocean Consulting Limited and has voting and investment control over such shares.  Also includes, 474 shares held by Mr. Richardson’s wife.

(2)

Does not include 393,170 shares held by Nautilus Global Partners.  Mr. Rozelle is the President of Nautilus Global Partners but does not have voting or investment control over such shares.

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

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On April 10, 2006, we issued an aggregate of 497,161 of our ordinary shares to the individuals and entities set forth below for $1,050 in cash, at a purchase price of $0.001 per share, as follows:

Name	Number of Shares	Relationship to Us

Nautilus Global Partners, LLC (1) 700 Gemini, Suite 100 Houston, TX 77058	473,486	Joseph Rozelle, our President and Chief Financial Officer is the President of Nautilus Global Partners, LLC.

Mid-Ocean Consulting Limited Bayside House Bayside Executive Park West Bay Street & Blake Road Nassau, Bahamas	23,675	David Richardson, one of our directors is the owner, president and CEO of Mid-Ocean Consulting.

(1)

These shares were sold to Access America Fund LP and Access America Investments, LLC on June 30, 2008.  Access America Fund LP and Access America Investments, LLC are affiliates of Nautilus Global Partners.

Our Board of Directors does not have any policies or procedures that it follows in connection to transactions it undertakes with related parties. The determination of any policies or procedures will be made after we consummate a business combination.

Director Independence

Our Board of Directors does not believe that any of the directors qualify as independent under the rules of any of the national securities exchanges.

ITEM 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents aggregate fees for professional audit services rendered by PMB Helin Donovan, LLP (“PMB”), for the audit of the Company’s annual financial statements for the fiscal year ended December 31, 2009, and fees billed for other services rendered by PMB.

	2009	2008
Audit Fee (1)	$7,153	$5,910
Audit-Related Fees	$-	$-
Tax Fees	$-	$-
All Other Fees	$-	$-

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

~~(~~ a) Financial Statements:

The list of financial statements filed as part of this annual report is provided on page F-1.

(b)   Exhibits:

Exhibit

Number

Description

3.1

Memorandum and Articles of Association (1)

31.1

Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

_____________________

(1)

Previously Filed

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 18, 2010	DRAGON ACQUISITION CORPORATION

By: /s/ Joseph Rozelle
Name: Joseph Rozelle
Title: President, Chief Financial Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 18, 2010	By: /s/ Joseph Rozelle
Name: Joseph Rozelle
Title: President, Chief Financial Officer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Date: March 18, 2010	By: /s/ David Richardson
Name: David Richardson
Title: Director

Dragon Acquisition Corporation

(A Development Stage Company)

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Dragon Acquisition Corporation:

We have audited the accompanying balance sheets of Dragon Acquisition Corporation (the Company) (a development stage company) as of December 31, 2009 and 2008, and the related statements of operations, shareholders’ equity (deficit), and cash flows for the years ended December 31, 2009 and 2008, and the cumulative period from inception (March 10, 2006) through December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dragon Acquisition Corporation as of December 30, 2009 and 2008, and the results of its operations and its cash flows for the years ended December 31, 2009 and 2008, and the cumulative period from inception (March 10, 2006) through December 31, 2009, in conformity with generally accepted accounting principles in the United States of America.

The accumulated deficit during the development stage for the period from date of inception (March 10, 2006) through December 31, 2009 is $57,229.

PMB Helin Donovan, LLP

March 18, 2010

Houston, TX

Dragon Acquisition Corporation

(A Development Stage Company)

Balance Sheets

	December 31,	December 31,
	2009	2008

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$19,920	$22,421

Total assets	$19,920	$22,421

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES
Payable to affiliate	$23,953	$17,410
Accounts payable	5,846	1,285

Total current liabilities	29,799	18,695

SHAREHOLDERS’ EQUITY (DEFICIT)

Preference shares, $0.002112 par value, 20,000,000 shares authorized, none issued and outstanding	--	--
Ordinary shares, $.002112 par value; 100,000,000 shares authorized;
1,000,062 shares issued and outstanding as of December 31, 2009 and December 31, 2008	2,112	2,112
Additional paid in capital	45,238	45,238
Deficit accumulated during development stage	(57,229)	(43,624)
Total shareholders’ equity (deficit)	(9,879)	3,726
Total liabilities and shareholders’ equity (deficit)	$19,920	$22,421

The accompanying notes are an integral part of these financial statements.

Dragon Acquisition Corporation

(A Development Stage Company)

Statements of Operations

	Year Ended December 31, 2009	Year Ended December 31, 2008	Cumulative During Development Stage (March 10, 2006 to December 31, 2009)

Revenues	$--	$--	$--

Expenses
Formation, general and administrative expenses	13,605	8,787	57,871
Total operating expenses	13,605	8,787	57,871

Operating loss	(13,605)	(8,787)	(57,871)

Interest income, net of interest expense	--	8	642

Net loss	$(13,605)	$(8,779)	$(57,229)

Basic and diluted loss per share	$(0.01)	$(0.01)
Weighted average ordinary shares outstanding – basic and diluted	1,000,062	630,404

The accompanying notes are an integral part of these financial statements.

Dragon Acquisition Corporation

(A Development Stage Company)

Statements of Shareholders’ Equity (Deficit)

For the period from March 10, 2006 (Date of Inception) to December 31, 2009

	Preference Shares		Ordinary Shares		Additional Paid-In	Deficit Accumulated During Development
	Shares	Amount	Shares	Amount	Capital	Stage	Totals
Founder shares issued at inception at March 10, 2006	--	$--	497,161	$1,050	$--	$--	$1,050
Shares issued during 2006	--	--	109,731	232	46,068	--	46,300
Net loss	--	--	--	--	--	(25,862)	(25,862)

Balance as of December 31, 2006	--	--	606,892	1,282	46,068	(25,862)	21,488

Net loss	--	--	--	--	--	(8,983)	(8,983)

Balance as of December 31, 2007	--	--	606,892	1,282	46,068	(34,845)	12,505

Shares issued in 2008	--	--	393,170	830	165,245	--	166,075
Dividends issued in 2008	--	--	--	--	(166,075)	--	(166,075)
Net loss	--	--	--	--	--	(8,779)	(8,779)
Balance as of December 31, 2008	--	--	1,000,062	2,112	45,238	(43,624)	3,726

Net loss	--	--	--	--	--	(13,605)	(13,605)
Balance as of December 31, 2009	--	$--	1,000,062	$2,112	$45,238	$(57,229)	$(9,879)

The accompanying notes are an integral part of these financial statements.

Dragon Acquisition Corporation

(A Development Stage Company)

Statements of Cash Flows

	Year Ended December 31, 2009	Year Ended December 31, 2008	Cumulative During Development Stage (March 10, 2006 to December 31, 2009)
Cash flows from operating activities
Net loss	$(13,605)	$(8,779)	$(57,229)
Adjustments to reconcile net loss to cash used in operating activities:
Shares issued to Founder for payment of formation costs	--	--	1,050
Changes in operating assets and liabilities
Payable to affiliate	6,543	10,913	23,953
Accounts payable	4,561	(3,162)	5,846
Net cash used in operating activities	(2,501)	(1,028)	(26,380)

Cash flows from investing activities
Net cash provided by investing activities	--	--	--

Cash flows from financing activities
Proceeds from issuance of ordinary shares	--	166,075	212,375
Payment of dividend	--	(166,075)	(166,075)
Net cash provided by financing activities	--	--	46,300

Net increase (decrease) in cash	(2,501)	(1,028)	19,920

Cash at beginning of the period	22,421	23,449	--
Cash at end of the period	$19,920	$22,421	$19,920

Supplemental disclosures of cash flow information:
Interest paid	$--	$--	$--
Income taxes paid	$--	$--	$--

The accompanying notes are an integral part of these financial statements.

Dragon Acquisition Corporation

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2009

NOTE 1 - Organization, Business and Operations

On March 10, 2006, Dragon Acquisition Corporation (the "Company") was formed in the Cayman Islands with the objective to acquire, or merge with, a foreign operating business.

At December 31, 2009, the Company had not yet commenced operations. Expenses incurred from inception through December 31, 2009 relates to the Company’s formation and general and administrative activities to prepare for a potential acquisition. The Company selected December 31 as its fiscal year-end.

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

NOTE 2 - Summary of Significant Accounting Policies (continued)

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

At December 31, 2009, there were no potentially dilutive ordinary shares outstanding.

Stock Split

On March 1, 2010, the Company divided and increased the authorized ordinary share capital of the Company from 50,000,000 Ordinary Shares of $0.001 par value each to 100,000,000 Ordinary Shares of $0.002112 par value each by the consolidation (reverse split) of 50,000,000 Ordinary Shares of US$0.001 par value each into 23,675,676 Ordinary Shares of US$0.002112 par value each and the authorization of an additional 76,324,344 Ordinary Shares of par value US $0.002112.  This resulted in every shareholder as of March 1, 2010 receiving approximately 47.35 Ordinary shares for every 100 Ordinary shares previously held.  This was treated as a stock split for U.S. GAAP purposes, and all share and per share data is presented as if the division took place as of the date of inception, March 10, 2006.  On March 1, 2010, the Company also divided and increased the authorized preference share capital of the Company from 1,000,000 Preference Shares of $0.001 par value each to 20,000,000 Preference Shares of $0.002112 par value by the division of 1,000,000 Preference Shares of US$0.001 par value each into 473,514 Preference Shares of US$0.002112 par value each, and the authorization of an additional 19,526,486 Preference Shares with a par value of US$0.002112 each.

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

Level 3—unobservable inputs.

The adoption of this guidance did not have an effect on the Company’s financial condition or results of operations, but this guidance introduced new disclosures about how we value certain assets and liabilities. Much of the disclosure is focused on the inputs used to measure fair value, particularly in instances where the measurement uses significant unobservable (Level 3) inputs. As of December 31, 2009 and December 31, 2008, the Company did not have financial assets or liabilities that would require measurement on a recurring basis based on this guidance.

Recently Issued Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(revised 2007), Business Combinations, (ASC 805, Business Combinations) “ASC 805”, which replaces SFAS No. 141. ASC 805 establishes principles and requirements for recognition and measurement of assets, liabilities and any noncontrolling interest acquired due to a business combination. ASC 805 expands the definitions of a business and a business combination, resulting in an increased number of transactions or other events that will qualify as business combinations. Under ASC 805 the entity that acquires the business (the “acquirer”) will record 100 percent of all assets and liabilities of the acquired business, including goodwill, generally at their fair values. As such, an acquirer will not be permitted to recognize the allowance for loan losses of the acquiree. ASC 805 requires the acquirer to recognize goodwill as of the acquisition date, measured as a residual. In most business combinations, goodwill will be recognized to the extent that the consideration transferred plus the fair value of any noncontrolling interests in the acquiree at the acquisition date exceeds the fair values of the identifiable net assets acquired. Under ASC 805, acquisition-related transaction and restructuring costs will be expensed as incurred rather than treated as part of the cost of the acquisition and included in the amount recorded for assets acquired. ASC 805 is effective for fiscal years beginning after December 15, 2008. The adoption of ASC 805 on January 1, 2009, had no effect on the Company’s financial statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (ASC 855, Subsequent Events) “ASC 855”. ACS 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, ASC

855 provides (a) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (b) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (c) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. ASC 855 is effective for interim or annual financial periods ending after June 15, 2009, and shall be applied prospectively. The Company adopted ASC 855 in the second quarter of 2009. The adoption did not materially impact the Company. We considered all subsequent events through March 18, 2010, the date the financial statements were available to be issued.

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

In August 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-05, Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value. This ASU provides amendments for fair value measurements of liabilities. It provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more techniques. ASU 2009-05 also clarifies that when estimating a fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. ASU 2009-05 is effective for the first reporting period (including interim periods) beginning after issuance or fourth quarter 2009. The Company is assessing the impact of ASU 2009-05 on our financial condition, results of operations, and disclosures.  The implementation of the fair value guidance for nonfinancial assets and nonfinancial liabilities, effective January 1, 2009, did not have a material impact on our financial position and results of operations.

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

NOTE 3 - Liquidity and Capital Resources

The Company has no revenues for the period from inception (March 10, 2006) through December 31, 2009, and does not intend to realize revenues until the consummation of a merger with an operating entity.  The Company’s principal business objective for the next 12 months and beyond will be to achieve long-term growth potential through a business combination rather than short-term earnings.  There can be no assurance that the Company will ever consummate the business combination; achieve or sustain profitability or positive cash flows from its operations, reduce expenses or sell ordinary shares.  To date, the Company has funded its formation activities primarily through issuances of its ordinary shares and a payable to affiliate.

NOTE 4 - Payable to Affiliate and Accounts Payable

The Company has a payable to affiliate of $23,953 and $17,410 to a Founder of the Company as of December 31, 2009 and December 31, 2008, respectively.  The payable is non-interest bearing and payable on demand.  The Company also has accounts payable related to general and administrative expenses for $5,846 and $1,285 as of December 31, 2009 and December 31, 2008, respectively.

NOTE 5 - Ordinary Shares

On April 10, 2006, the Company was capitalized with 497,161 shares of its restricted ordinary shares issued at par value of $0.002112 per share, for consideration of $1,050 to its founding shareholders.  These shares, along with a payable issued to the founder of $5,548, were the basis of the funding of the Company’s $6,598 in formation costs.  On May 31, 2006, the Company sold 84,135 shares of its restricted ordinary shares for $35,500. The restricted ordinary shares were sold to 355 offshore private investors pursuant to a Private Placement Offering in lots of 237

NOTE 5 - Ordinary Shares (continued/0

shares each at $0.4224 per share.  On July 18, 2006, the Company sold an additional 25,596 shares of its restricted ordinary shares for $10,800. The restricted ordinary shares were sold to 108 offshore private investors pursuant to a Private Placement Offering in lots of 237 shares each at $0.4224 per share.  On December 10, 2008, the Company sold an additional 393,170 to one of its founders for $0.4224 per share and received $166,075 in proceeds.  No underwriting discounts or commissions were paid with respect to such sales.

NOTE 6 - Preference Shares

The Company is authorized to issue 20,000,000 shares of preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.  At December 31, 2009, there were no preference shares issued or outstanding.

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

NOTE 9 – Subsequent Events

The Company considered all subsequent events through March 18, 2010, the date the financial statements were available to be issued.