Form 10-Q
period 2010-03-31
Dragon Acquisition CORP
filed 2010-05-20
CIK 1368192

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2010

or

[   ]    Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _________ to _________

Commission File Number 000-52132

DRAGON ACQUISITION CORPORATION
(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Floor 28, Block C
Longhai Mingzhu Building
No. 182 Haier Road
Qingdao 266000
People’s Republic of China
(Address of principal executive offices, Zip Code)

(86) 532 8099 7969
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

Yes [ X ]             No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [    ]                No [    ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller reporting company [ X ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [   ]               No [ X ]

The number of shares outstanding of each of the issuer’s classes of common equity, as of May 14, 2010 is as follows:

Class of Securities	Shares Outstanding
Ordinary Shares, US$0.002112 par value	31,000,062

TABLE OF CONTENTS

		Page
		Number
	PART I
	FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS	3
ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	12
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	14
ITEM 4.	CONTROLS AND PROCEDURES	14
	PART II
	OTHER INFORMATION
ITEM 1.	LEGAL PROCEEDINGS	15
ITEM 1A.	RISK FACTORS	15
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES & USE OF PROCEEDS	15
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	15
ITEM 4.	(REMOVED AND RESERVED.)	15
ITEM 5.	OTHER INFORMATION	15
ITEM 6.	EXHIBITS	16

PART I - FINANCIAL INFORMATION

ITEM 1.         FINANCIAL STATEMENTS

Dragon Acquisition Corporation
(A Development Stage Company)
Condensed Balance Sheets

	March 31, 2010	December 31, 2009
	(unaudited)	(audited)
ASSETS

CURRENT ASSETS
Cash	$19,920	$19,920

Total assets	$19,920	$19,920

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Payable to affiliate (Note 4)	$28,977	$23,953
Accounts payable and accrued expenses (Note 4)	13,004	5,846

Total current liabilities	41,981	29,799

Commitments and contingencies (Note 7)	--	--

SHAREHOLDERS’ DEFICIT

Preference shares, $0.002112 par value, 20,000,000 shares authorized, none issued and outstanding	--	--
Ordinary shares, $0.002112 par value; 100,000,000 shares authorized; 1,000,062 issued and outstanding as of March 31, 2010 and December 31, 2009	2,112	2,112
Additional paid in capital	45,238	45,238
Deficit accumulated during development stage	(69,411)	(57,229)
Total shareholders’ deficit	(22,061)	(9,879)
Total liabilities and shareholders’ deficit	$19,920	$19,920

See accompanying notes to condensed financial statements.

Dragon Acquisition Corporation
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

			Cumulative During
			Development Stage
	Three Months Ended	Three Months Ended	(March 10, 2006 to
	March 31, 2010	March 31, 2009	March 31, 2010)

Revenues	$--	$--	$--

Expenses
Formation, general and administrative expenses	12,182	4,467	70,053
Total operating expenses	12,182	4,467	70,053

Operating loss	(12,182)	(4,467)	(70,053)

Other income
Interest income	--	--	642
Total other income	--	--	642

Net loss	$(12,182)	$(4,467)	$(69,411)

Basic and diluted loss per share	$(0.01)	$(0.00)
Weighted average ordinary shares outstanding
– basic and diluted	1,000,062	1,000,062

See accompanying notes to condensed financial statements.

Dragon Acquisition Corporation
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

			Cumulative During
			Development Stage
	Three Months Ended	Three Months Ended	(March 10, 2006 to
	March 31, 2010	March 31, 2009	March 31, 2010)
Cash flows from operating activities
Net loss	$(12,182)	$(4,467)	$(69,411)
Adjustments to reconcile net loss to cash used in operating activities:
Shares issued to Founder for payment of formation costs	--	--	1,050
Changes in operating assets and liabilities
Payable to affiliate	5,025	--	28,977
Accounts payable and accrued expenses	7,157	2,066	13,004
Net cash used in operating activities	(--)	(2,401)	(26,497)

Cash flows from investing activities
Net cash provided by investing activities	--	--	--

Cash flows from financing activities
Proceeds from issuance of ordinary shares	--	--	212,375
Payment of dividend	--	--	(166,075)
Net cash provided by financing activities		--	46,300

Net increase (decrease) in cash	(--)	(2,401)	19,920

Cash at beginning of the period	19,920	22,421	--
Cash at end of the period	$19,920	$20,020	$19,920

Supplemental disclosures of cash flow information:
Interest paid	$--	$--	$--
Income taxes paid	$--	$--	$--

See accompanying notes to condensed financial statements.

Dragon Acquisition Corporation
(A Development Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)

NOTE 1 - Organization, Business and Operations

On March 10, 2006, Dragon Acquisition Corporation (the "Company") was formed in the Cayman Islands with the objective to acquire, or merge with, a foreign operating business.

At March 31, 2010, the Company had not yet commenced operations. Expenses incurred from inception through March 31, 2010 relates to the Company’s formation and general and administrative activities to prepare for a potential acquisition. The Company selected December 31 as its fiscal year-end.

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

NOTE 2 - Summary of Significant Accounting Policies

Basis of Presentation

These financial statements are presented on the accrual basis of accounting in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”), whereby revenues are recognized in the period earned and expenses when incurred. The Company also follows the accounting guidelines for accounting for and reporting in Development Stage Enterprise in preparing its financial statements.

Statement of Cash Flows

For purposes of the statement of cash flows, we consider all highly liquid investments (i.e., investments which, when purchased, have original maturities of three months or less) to be cash equivalents.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

At March 31, 2010, there were no potentially dilutive ordinary shares outstanding.

Stock Split

On March 1, 2010, the Company divided and increased the authorized ordinary share capital of the Company from 50,000,000 ordinary shares of $0.001 par value each to 100,000,000 ordinary shares of $0.002112 par value each by the consolidation (reverse split) of 50,000,000 ordinary shares of US$0.001 par value each into 23,674,242 14/33 ordinary shares of US$0.002112 par value each and the authorization of an additional 76,325,757 19/33 ordinary shares of par value US $0.002112. This was treated as a stock split for U.S. GAAP purposes, and all share and per share data is presented as if the division took place as of the date of inception, March 10, 2006. On March 1, 2010, the Company also divided and increased the authorized preference share capital of the Company from 1,000,000 preference shares of $0.001 par value each to 20,000,000 preference shares of $0.002112 par value by the division of 1,000,000 preference shares of US$0.001 par value each into 473,484 28/33 preference shares of US$0.002112 par value each, and the authorization of an additional 19,526,515 5/33 preference shares with a par value of US$0.002112 each.

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

The Financial Accounting Standards Board (“FASB”) issued new guidance relating to the measurement and disclosure of financial assets and liabilities. This guidance established a framework for measuring fair value in U.S. GAAP and clarified the definition of fair value within that framework. This guidance does not require assets and liabilities that were previously recorded at cost to be recorded at fair value or for assets and liabilities that are already required to be disclosed at fair value. This guidance introduced, or reiterated, a number of key concepts which form the foundation of the fair value measurement approach to be used for financial reporting purposes. The fair value of the Company’s financial instruments reflects the amounts that the Company estimates to receive in connection with the sale of an asset or paid in connection with the transfer of a liability in an orderly transaction between market participants at the measurement date (exit price). This guidance also established a fair value hierarchy that prioritizes the use of inputs used in valuation techniques into the following three levels:

Level 1—quoted prices in active markets for identical assets and liabilities.

Level 2—observable inputs other than quoted prices in active markets for identical assets and liabilities.

Level 3—unobservable inputs.

The adoption of this guidance did not have an effect on the Company’s financial condition or results of operations, but this guidance introduced new disclosures about how we value certain assets and liabilities. Much of the disclosure is focused on the inputs used to measure fair value, particularly in instances where the measurement uses significant unobservable (Level 3) inputs. As of March 31, 2010 and December 31, 2009, the Company did not have financial assets or liabilities that would require measurement on a recurring basis based on this guidance.

Recently Issued Accounting Pronouncements

In December 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 141(revised 2007), Business Combinations, (ASC 805, Business Combinations) “ASC 805”, which replaces SFAS No. 141. ASC 805 establishes principles and requirements for recognition and measurement of assets, liabilities and any noncontrolling interest acquired due to a business combination. ASC 805 expands the definitions of a business and a business combination, resulting in an increased number of transactions or other events that will qualify as business combinations. Under ASC 805, the entity that acquires the business (the “acquirer”) will record 100 percent of all assets and liabilities of the acquired business, including goodwill, generally at their fair values. As such, an acquirer will not be permitted to recognize the allowance for loan losses of the acquiree. ASC 805 requires the acquirer to recognize goodwill as of the acquisition date, measured as a residual. In most business combinations, goodwill will be recognized to the extent that the consideration transferred plus the fair value of any noncontrolling interests in the acquiree at the acquisition date exceeds the fair values of the identifiable net assets acquired. Under ASC 805, acquisition-related transaction and restructuring costs will be expensed as incurred rather than treated as part of the cost of the acquisition and included in the amount recorded for assets acquired. ASC 805 is effective for fiscal years beginning after December 15, 2008. The adoption of ASC 805 on January 1, 2009, had no effect on the Company’s financial statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (ASC 855, Subsequent Events) “ASC 855”. ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, ASC 855 provides: (a) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (b) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (c) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. ASC 855 is effective for interim or annual financial periods ending after June 15, 2009, and shall be applied prospectively. The Company adopted ASC 855 in the second quarter of 2009. The adoption did not materially impact the Company. We considered all subsequent events through May 17, 2010, the date the financial statements were available to be issued.

In June 2009, FASB issued SFAS No.168, FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162 (ASC 105, Generally Accepted Accounting Principles) “ASC 105”, which states that the FASB Accounting Standards CodificationTM (Codification) will become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards.

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

In August 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-05, Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value. This ASU provides amendments for fair value measurements of liabilities. It provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more techniques. ASU 2009-05 also clarifies that when estimating a fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. ASU 2009-05 is effective for the first reporting period (including interim periods) beginning after issuance or fourth quarter 2009. The implementation of the fair value guidance for nonfinancial assets and nonfinancial liabilities, effective October 1, 2009, did not have a material impact on our financial position and results of operations.

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

NOTE 3 - Liquidity and Capital Resources

The Company has no revenues for the period from inception (March 10, 2006) through March 31, 2010, and does not intend to realize revenues until the consummation of a merger with an operating entity. The Company’s principal business objective for the next 12 months and beyond will be to achieve long-term growth potential through a business combination rather than short-term earnings. There can be no assurance that the Company will ever consummate the business combination; achieve or sustain profitability or positive cash flows from its operations; reduce expenses; or sell ordinary shares. To date, the Company has funded its formation activities primarily through issuances of its ordinary shares and a payable to affiliate.

NOTE 4 - Payable to Affiliate and Accounts Payable

The Company has a payable to affiliate of $28,977 and $23,953 to a Founder of the Company as of March 31, 2010 and December 31, 2009, respectively. The payable is non-interest bearing and payable on demand. The Company also has accounts payable related to general and administrative expenses for $13,004 and $5,846 as of March 31, 2010 and December 31, 2009, respectively.

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

NOTE 6 - Preference Shares

The Company is authorized to issue 20,000,000 shares of preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. At March 31, 2010, there were no preference shares issued or outstanding.

NOTE 7 - Commitments and Contingencies

The Company may become subject to various claims and litigation. The Company vigorously defends its legal position when these matters arise. The Company is neither a party to, nor the subject of, any material pending legal proceeding nor to the knowledge of the Company, are any such legal proceedings threatened against the Company.

NOTE 8 – Subsequent Events

On April 14, 2010, the Company completed a reverse acquisition transaction through a share exchange with Leewell Investment Group Limited, a Hong Kong company (“Leewell”), whereby the Company acquired 100% of the issued and outstanding capital stock of Leewell, in exchange for 29,235,000 ordinary shares, par value $0.002112 per share, which shares constituted 94.31% of our issued and outstanding shares on a fully-diluted basis, as of and immediately after the consummation of the reverse acquisition. As a result of the reverse acquisition, Leewell became the Company’s wholly-owned subsidiary and Longhai Holdings Company Limited (“Longhai Holdings”), the former shareholder of Leewell, became the Company’s controlling shareholder. The share exchange transaction with Leewell was treated as a reverse acquisition for accounting purposes, with Leewell as the acquirer and Dragon as the acquired party. Beginning with the second fiscal quarter of fiscal year 2010, the consolidated financial statements of Leewell will be reported and disclosed as the Company in its Form 10-Q for such quarter.

Upon the closing of the reverse acquisition on April 14, 2010, Mr. David Richardson resigned from the Company’s board of directors, effective immediately, and Mr. Joseph Rozelle submitted a resignation letter in which he resigned from all offices that he held effective immediately and from his position as the Company’s director that became effective on the tenth day following the Company’s mailing of an information statement, or the Information Statement, to the Company’s shareholders, which complies with the requirements of Section 14f-1 of the Exchange Act. The Information Statement was mailed to the Company’s shareholders on or about April 20, 2010.

Also upon the closing of the reverse acquisition, the Company’s board of directors increased its size from two (2) to three (3) members and appointed Mr. Antoine Cheng, Mr. Weiqing Zhang, and Mr. Zhongbo Zhou to fill the vacancies created by the resignations of Messrs. Richardson and Rozelle and such increase. Mr. Cheng’s appointment became effective upon closing of the reverse acquisition on April 14, 2010, while appointments of Messrs. Zhang and Zhou became effective on the tenth day following the Company’s mailing of the Information Statement to the Company’s shareholders. In addition, the Company’s board of directors appointed Mr. Antoine Cheng to serve as the Chairman of the Board, Mr. Weiqing Zhang to serve as the Company’s Chief Executive Officer and President, and Mr. Yang Chen to serve as the Company’s Chief Financial Officer and Vice President, effective immediately at the closing of the reverse acquisition.

As a result of our acquisition of Leewell, the Company now owns all of the issued and outstanding capital stock of Leewell, which in turn owns Qingdao Oumei Real Estate Development Co., Ltd. (“Oumei”), a People’s Republic of China (“PRC”) limited company, and its Chinese subsidiaries. Leewell was established in Hong Kong on August 10, 2007 to serve as an investment holding company. Oumei was established in the PRC on May 15, 2001. Its principal activities include the development and sales of residential and commercial properties in Qingdao and its nearby cities, or Greater Qingdao, and other cities in Shandong Province, China.

On April 14, 2010, the Company also completed a private placement transaction with a group of accredited investors pursuant to a subscription agreement (the “Subscription Agreement”). Pursuant to the Subscription Agreement with the investors, the Company issued to the investors an aggregate of 2,774,700 units (“Units”), for a purchase price of $11,098,800, or $4.00 per Unit. Each Unit consists of one share of our 6% Convertible Preference Shares, par value $0.002112 per share (the “ Preference Shares”), and one warrant to purchase 0.5 ordinary shares (the “Warrants”). The Warrants have a term of 5 years, bear an exercise price of $6.00 per share (subject to anti-dilution adjustments as defined in the Subscription Agreement), are exercisable on a net exercise or cashless basis and are exercisable by investors at any time after the closing date.

Pursuant to the Subscription Agreement, the Company is obligated to file a registration statement covering the resale of the ordinary shares underlying the Preference Shares and the Warrants no later than thirty (30) days following the closing date and shall use its best efforts to cause the registration statement to be declared effective under the Securities Act of 1933, as amended, as promptly as possible, but in no event later than 180 days following the closing date. If the Company does not timely file the required registration statement, or if it is not declared effective by the SEC in a timely manner, then the Company is obligated to pay to each investor a liquidated damages fee of 1% of such investor’s investment per month, for up to a maximum of 10% of each investor’s investment pursuant to the Subscription Agreement, except that the Company will not be obligated to pay any such fee if the Company is unable to fulfill its registration obligations as a result of rules, regulations, positions or releases issued or actions taken by the SEC with respect to Rule 415 of the Securities Act, so long as the Company registers at such time the maximum number of securities permissible by the SEC.

In connection with the Subscription Agreement, Longhai Holdings pledged 7,500,000 ordinary shares in favor of the investors in order to secure certain make good obligations, pursuant to a make good escrow agreement, that the Company entered into with Longhai, Collateral Agents, LLC, the escrow agent, and Access America Investments, LLC, as representative of the investors.

Also in connection with the Subscription Agreement, the Company entered into a holdback escrow agreement (the “Holdback Escrow Agreement”), with Collateral Agents, LLC, the escrow agent, Brean Murray, Carret & Co., LLC, the placement agent, and Access America Investments, LLC, as representative of the investors, pursuant to which $2,219,760 was deposited with the escrow agent to be distributed upon the satisfaction of certain covenants set forth in the Subscription Agreement. Pursuant to the Holdback Escrow Agreement, $1,109,880 will be released to the Company upon its satisfaction of a covenant regarding the composition of its board of directors and $1,109,880 will be released to the Company upon its satisfaction of a covenant regarding the hiring of a chief financial officer meeting the requirements specified in the Subscription Agreement. Pursuant to the Holdback Escrow Agreement, an additional $1,000,000 was deposited with the escrow agent to be released to the Company in incremental amounts to pay for fees and expenses relating to the Company’s obligations as a U.S. public company.

The Company also entered into an investor relations escrow agreement with Collateral Agents, LLC, the escrow agent, Brean Murray, Carret & Co., LLC, the placement agent, and Access America Investments, LLC, as representative of the investors, pursuant to which $120,000 was deposited with the escrow agent to be distributed in incremental amounts to pay the Company’s investor relations firm, the choice of which is subject to the placement agent's approval.

In connection with the Subscription Agreement, the Company also entered into a lockup agreement with Longhai Holdings and each of the Company’s directors and officers, pursuant to which each of them agreed not to transfer any of the Company’s capital stock held directly or indirectly by them for an eighteen-month period following the closing of the private placement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Disclosure Regarding Forward Looking Statements

Statements, other than historical facts, contained in this Quarterly Report on Form 10-Q, including statements of potential acquisitions and our strategies, plans and objectives, are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Although we believe that our forward looking statements are based on reasonable assumptions, we caution that such statements are subject to a wide range of risks, trends and uncertainties that could cause actual results to differ materially from those projected. Among those risks, trends and uncertainties are important factors that could cause actual results to differ materially from the forward looking statements, including, but not limited to, the effect of existing and future laws, governmental regulations and the political and economic climate of the United States and other countries, and conditions in the capital markets. We undertake no duty to update or revise these forward-looking statements.

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

General

Dragon Acquisition Corporation (“we”, “us”, “our”, the “Company” or “Dragon”) was organized under the laws of the Cayman Islands on March 10, 2006. Since inception, we have been engaged in organizational efforts. As of March 31, 2010, we were a blank check development stage company formed for the purpose of acquiring, through a stock exchange, asset acquisition or similar business combination an operating business. As of March 31, 2010, we were in negotiations to acquire Leewell Investment Group Limited, a Hong Kong company (“Leewell”) (see Recent Developments below).

Plan of Operation

As of March 31, 2010, we had not engaged in any business activities that generate revenue and did not expect to generate revenue until such time as we have successfully completed a business combination. Our operations consisted entirely of identifying, investigating and conducting due diligence on potential businesses for acquisition, none of which generated revenues. In addition to the costs that we had incurred in connection with our formation and the filing of our registration statement and periodic and current reports, including legal, accounting and auditing fees, we expected to incur costs associated with identifying acquisition targets and completing necessary due diligence.

As of March 31, 2010, we believed we would be able to meet the costs of these activities through use of funds that we had raised in private sales of our ordinary shares. If we require additional funds, we may seek additional investments from our shareholders, management or other investors.

Recent Developments

Reverse Acquisition of Leewell

On April 14, 2010, the Company completed a reverse acquisition transaction through a share exchange with Leewell, whereby the Company acquired 100% of the issued and outstanding capital stock of Leewell, in exchange for 29,235,000 ordinary shares, par value $0.002112 per share, which shares constituted 94.31% of our issued and outstanding shares on a fully-diluted basis, as of and immediately after the consummation of the reverse acquisition. As a result of the reverse acquisition, Leewell became the Company’s wholly-owned subsidiary and Longhai Holdings Company Limited (“Longhai Holdings”), the former shareholder of Leewell, became the Company’s controlling shareholder. The share exchange transaction with Leewell was treated as a reverse acquisition for accounting purposes, with Leewell as the acquirer and Dragon as the acquired party. Beginning with the second fiscal quarter of fiscal year 2010, the consolidated financial statements of Leewell will be reported and disclosed as the Company in Form 10-Q for such quarter.

Upon the closing of the reverse acquisition on April 14, 2010, Mr. David Richardson resigned from the Company’s board of directors, effective immediately, and Mr. Joseph Rozelle submitted a resignation letter in which he resigned from all offices that he held effective immediately and from his position as the Company’s director that became effective on the tenth day following the Company’s mailing of an information statement, or the Information Statement, to the Company’s shareholders, which complies with the requirements of Section 14f-1 of the Exchange Act. The Information Statement was mailed to the Company’s shareholders on or about April 20, 2010.

Also upon the closing of the reverse acquisition, the Company’s board of directors increased its size from two (2) to three (3) members and appointed Mr. Antoine Cheng, Mr. Weiqing Zhang, and Mr. Zhongbo Zhou to fill the vacancies created by the resignations of Messrs. Richardson and Rozelle and such increase. Mr. Cheng’s appointment became effective upon closing of the reverse acquisition on April 14, 2010, while appointments of Messrs. Zhang and Zhou became effective on the tenth day following the Company’s mailing of the Information Statement to the Company’s shareholders. In addition, the Company’s board of directors appointed Mr. Antoine Cheng to serve as the Chairman of the Board, Mr. Weiqing Zhang to serve as the Company’s Chief Executive Officer and President, and Mr. Yang Chen to serve as the Company’s Chief Financial Officer and Vice President, effective immediately at the closing of the reverse acquisition.

As a result of our acquisition of Leewell, the Company now owns all of the issued and outstanding capital stock of Leewell, which in turn owns Qingdao Oumei Real Estate Development Co., Ltd. (“Oumei”), a People’s Republic of China (“PRC”) limited company, and its Chinese subsidiaries. Leewell was established in Hong Kong on August 10, 2007 to serve as an investment holding company. Oumei was established in the PRC on May 15, 2001. Its principal activities include the development and sales of residential and commercial properties in Qingdao and its nearby cities, or Greater Qingdao, and other cities in Shandong Province, China.

Financing Transaction

On April 14, 2010, the Company also completed a private placement transaction with a group of accredited investors pursuant to a subscription agreement (the “Subscription Agreement”). Pursuant to the Subscription Agreement with the investors, the Company issued to the investors an aggregate of 2,774,700 units (“Units”), for a purchase price of $11,098,800, or $4.00 per Unit. Each Unit consists of one share of our 6% Convertible Preference Shares, par value $0.002112 per share (the “Preference Shares”), and one warrant to purchase 0.5 ordinary shares (the “Warrants”). The Warrants have a term of 5 years, bear an exercise price of $6.00 per share (subject to anti-dilution adjustments as defined in the Subscription Agreement), are exercisable on a net exercise or cashless basis and are exercisable by investors at any time after the closing date.

Pursuant to the Subscription Agreement, the Company is obligated to file a registration statement covering the resale of the ordinary shares underlying the Preference Shares and the Warrants no later than thirty (30) days following the closing date and shall use its best efforts to cause the registration statement to be declared effective under the Securities Act of 1933, as amended, as promptly as possible, but in no event later than 180 days following the closing date. If the Company does not timely file the required registration statement, or if it is not declared effective by the SEC in a timely manner, then the Company is obligated to pay to each investor a liquidated damages fee of 1% of such investor’s investment per month, for up to a maximum of 10% of each investor’s investment pursuant to the Subscription Agreement, except that the Company will not be obligated to pay any such fee if the Company is unable to fulfill its registration obligations as a result of rules, regulations, positions or releases issued or actions taken by the SEC with respect to Rule 415 of the Securities Act, so long as the Company registers at such time the maximum number of securities permissible by the SEC.

In connection with the Subscription Agreement, Longhai Holdings pledged 7,500,000 ordinary shares in favor of the investors in order to secure certain make good obligations, pursuant to a make good escrow agreement, that the Company entered into with Longhai, Collateral Agents, LLC, the escrow agent, and Access America Investments, LLC, as representative of the investors.

Also in connection with the Subscription Agreement, the Company entered into a holdback escrow agreement (the “Holdback Escrow Agreement”), with Collateral Agents, LLC, the escrow agent, Brean Murray, Carret & Co., LLC, the placement agent, and Access America Investments, LLC, as representative of the investors, pursuant to which $2,219,760 was deposited with the escrow agent to be distributed upon the satisfaction of certain covenants set forth in the Subscription Agreement. Pursuant to the Holdback Escrow Agreement, $1,109,880 will be released to the Company upon its satisfaction of a covenant regarding the composition of its board of directors and $1,109,880 will be released to the Company upon its satisfaction of a covenant regarding the hiring of a chief financial officer meeting the requirements specified in the Subscription Agreement. Pursuant to the Holdback Escrow Agreement, an additional $1,000,000 was deposited with the escrow agent to be released to the Company in incremental amounts to pay for fees and expenses relating to the Company’s obligations as a U.S. public company.

The Company also entered into an investor relations escrow agreement with Collateral Agents, LLC, the escrow agent, Brean Murray, Carret & Co., LLC, the placement agent, and Access America Investments, LLC, as representative of the investors, pursuant to which $120,000 was deposited with the escrow agent to be distributed in incremental amounts to pay the Company’s investor relations firm, the choice of which is subject to the placement agent's approval.

In connection with the Subscription Agreement, the Company also entered into a lockup agreement with Longhai Holdings and each of the Company’s directors and officers, pursuant to which each of them agreed not to transfer any of the Company’s capital stock held directly or indirectly by them for an eighteen-month period following the closing of the private placement.

Comparison of Three Months Ended March 31, 2010 and 2009

Because we did not have any business operations during the three months ended March 31, 2010 and March 31, 2009, we did not have any revenues during these periods. Total expenses for the three months ended March 31, 2010 were $12,182 compared with $4,467 for the three months ended March 31, 2009. The increase in expenses was primarily related to accrued legal expenses.

Liquidity and Capital Resources

As of March 31, 2010, we had $19,920 in cash available and had current liabilities of $28,977 to a related party and $13,004 to unrelated parties.

Off-Balance Sheet Arrangements

During the quarter ended March 31, 2010, we did not have any off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. We maintain a system of disclosure controls and procedures. The term “disclosure controls and procedures,” as defined by regulations of the Securities and Exchange Commission, or SEC, means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Each of Weiqing Zhang, our Chief Executive Officer, and Yang Chen, our Chief Financial Officer, have evaluated the design and operating effectiveness of our disclosure controls and procedures as of March 31, 2010. Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures are effective as of March 31, 2010.

Changes in Internal Control over Financial Reporting. There has been no change to our internal control over financial reporting during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. As disclosed in Note 8 (“Subsequent Events”) to the Condensed Financial Statements included in this report and in Item 2 – Management's Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments – Reverse Acquisition of Leewell, on April 14, 2010, the Company completed a reverse acquisition transaction through a share exchange with Leewell Investment Group Limited, a Hong Kong company (“Leewell”), whereby the Company acquired 100% of the issued and outstanding capital stock of Leewell. This acquisition will be accounted for as a reverse acquisition and Leewell will be considered the accounting acquirer. Upon the closing of the reverse acquisition on April 14, 2010, Mr. David Richardson resigned from the Company’s board of directors, effective immediately, and Mr. Joseph Rozelle submitted a resignation letter in which he resigned from all offices that he held effective immediately and from his position as the Company’s director that became effective on the tenth day following the Company’s mailing of an information statement, or the Information Statement, to the Company’s shareholders, which complies with the requirements of Section 14f-1 of the Exchange Act. The Information Statement was mailed to the Company’s shareholders on or about April 20, 2010. As a result of the reverse acquisition, the Company’s internal controls will be materially affected since its entire executive management team and all of the members of its board of directors have been replaced with the executive team and board members designated by Leewell.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. (REMOVED AND RESERVED.)

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit
Number	Description
31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

DATED: May 20, 2010

Dragon Acquisition Corporation

By: /s/ Weiqing Zhang
Weiqing Zhang
Principal Executive Officer

By: /s/ Yang Chen
Yang Chen
Principal Financial Officer