Form 10-Q
period 2010-06-30
CHINA OUMEI REAL ESTATE INC.
filed 2010-08-16
CIK 1368192

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 25, 2010

[   ]    Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _________ to _________

Commission File Number: 000-52132

CHINA OUMEI REAL ESTATE INC.
(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation	(I.R.S. Employer Identification No.)
or organization)

Floor 28, Block C
Longhai Mingzhu Building
No. 182 Haier Road, Qingdao 266000
People’s Republic of China
(Address of principal executive offices, Zip Code)

(+86) 532 8099 7969
(Registrant’s telephone number, including area code)

     _____________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [ X ]             No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [    ]                No [    ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ X ]	Smaller reporting company [ ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [   ]               No [ X ]

The number of shares outstanding of each of the issuer’s classes of common stock, as of August 13, 2010 is as follows:

Class of Securities	Shares Outstanding
Ordinary Shares, $0.002112 par value	31,000,062

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements	1
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	39
Item 4.	Controls and Procedures	40

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings	40
Item 1A.	Risk Factors	40
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	40
Item 3.	Defaults Upon Senior Securities	41
Item 4.	(Removed and Reserved)	41
Item 5.	Other Information	41
Item 6.	Exhibits	41

i

PART I
FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

     CHINA OUMEI REAL ESTATE INC.
UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 25, 2010 AND 2009

Financial Statements	Page(s)

Consolidated Balance Sheets	2
Consolidated Statements of Income and Comprehensive Income	3
Consolidated Statements of Cash Flows	4
Notes to Consolidated Financial Statements	5 - 24

CHINA OUMEI REAL ESTATE INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS

	June 25, 2010	December 25, 2009
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$12,394,134	$2,264,438
Restricted cash	2,592,261	1,641,778
Revenue in excess of billings	374,593	4,045,979
Contracts receivable, net	40,165,247	12,552,315
Related party receivable	9,674,085	2,949,102
Inventories	82,054,763	106,452,702
Other receivables, net	5,132,413	1,634,987
Prepaid expenses	1,796,336	1,461,670
Total Current Assets	154,183,832	133,002,971

PROPERTY, PLANT AND EQUIPMENT, NET	3,263,302	3,461,317
PROPERTY, PLANT AND EQUIPMENT, IDLE	1,761,240	1,530,390
GOODWILL	3,619,930	3,620,670
LAND USE RIGHTS, NET	54,049,447	54,060,495
DEFERRED TAX ASSETS	540,000	657,000
TOTAL ASSETS	$217,417,751	$196,332,843

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Current portion of long-term debt	0	35,217,320
Short term loans	1,693,103	2,719,432
Notes payable	0	146,800
Accounts payable	125,256	487,238
Customer deposits	22,011,395	19,780,472
Other payables	3,088,339	4,186,745
Taxes payable	28,180,637	26,049,956
Other current liabilities	129,123	207,936
Total Current Liabilities	55,227,853	88,795,899

LONG TERM DEBT	35,224,800	4,404,000

LONG TERM DEFERRED TAX LIABILITIES	12,701,430	8,781,998

SHAREHOLDERS' EQUITY

Preference Shares, par value $0.002112 per share, 20,000,000 shares
authorized, 2,774,700 shares issued and outstanding	5,860	-
Common stock par value $0.002112 per share, 100,000,000 shares
authorized, 31,000,062 shares issued and outstanding	65,472	65,472
Additional paid in capital	14,312,915	5,618,478
Warrants Outstanding	3,177,032
Appropriated retained earnings	12,445,624	10,298,700
Unappropriated retained earnings	77,225,344	71,326,950
Accumulated other comprehensive income	7,031,421	7,041,346
Total Shareholders' Equity	114,263,668	94,350,946
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$217,417,751	$196,332,843

See accompanying notes to the unaudited consolidated financial statements.

2

     CHINA OUMEI REAL ESTATE INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	For the Three Months Ended		For the Six Months Ended
	June 25,	June 25,	June 25,	June 25,
	2010	2009	2010	2009
SALES	$28,241,343	$10,855,715	$56,461,539	$27,669,064

COST OF SALES	(18,935,451)	(8,642,158)	(40,146,847)	(18,796,008)

GROSS PROFIT	9,305,892	2,213,557	16,314,692	8,873,056

ADVERTISING	(61,678)	(9,511)	(149,909)	(172,015)
COMMISSIONS	0	(84,958)	0	(84,958)
SELLING EXPENSES	(12,879)	(6,503)	(31,280)	(15,074)
BAD DEBT RECOVERY	11,221	382,785	180,833	509,345
GENERAL AND ADMINISTRATIVE	(2,938,282)	(482,842)	(3,779,215)	(1,027,242)
EXPENSES
INCOME FROM OPERATIONS	6,304,274	2,012,528	12,535,121	8,083,112

OTHER REVENUES
Gain on business acquisition (“bargain purchase”)	0	499,065	0	499,065
OTHER INCOME (EXPENSES)
Miscellaneous income (expenses)	195,401	(7,640)	181,224	183,696
Interest expense and finance charges (net of interest income)	(79,145)	(339,387)	(234,529)	(803,447)
	116,256	(347,027)	(53,305)	(619,751)

INCOME BEFORE INCOME TAXES	6,420,530	2,164,566	12,481,816	7,962,426

INCOME TAXES
Current	(205,394)	25,496	(401,156)	(22,186)
Deferred	(2,278,301)	(987,383)	(4,035,342)	(2,503,257)
	(2,483,695)	(961,887)	(4,436,498)	(2,525,443)

NET INCOME	3,936,835	1,202,679	8,045,318	5,436,983

OTHER COMPREHENSIVE INCOME:
FOREIGN CURRENCY TRANSLATION ADJUSTMENT	59,033	(48,891)	(9,925)	299,397
COMPREHENSIVE INCOME	$3,995,868	$1,153,788	$8,035,393	$5,736,380

EARNINGS PER COMMON SHARE BASIC	$0.13	$0.04	$0.26	$0.18
EARNINGS PER COMMON SHARE DILUTED	0.12	0.04	0.25	0.18

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING BASIC	30,842,073	30,842073	30,541,903	30,541,903
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING DILUTED	33,043,737	30,842,073	31,654,832	30,541,903

See accompanying notes to the unaudited consolidated financial statements.

CHINA OUMEI REAL ESTATE INC. AND SUBSIDIARIES UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended
	June 25, 2010	June 25, 2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$8,045,318	$5,436,983
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt recovery	(180,833)	(509,345)
Depreciation expense	139,736	115,547
Gain on disposed fixed assets	(50,427)
Gain on bargain purchase	-	(499,065)
Common stock issued for services	1,576,350	-
Deferred tax expense	4,035,342	2,503,257

Decrease (increase) in operating assets:
Restricted cash	169,066	400,140
Revenue in excess of billings	3,668,058	-
Contracts receivable	(27,269,238)	2,169,725
Related party receivable	(7,244,787)	13,075,095
Inventories	24,359,576	9,921,160
Other receivables	(3,218,587)	486,205
Prepaid expenses	(334,736)	308,323

Increase (decrease) in operating liabilities:
Accounts payable	(361,636)	-
Related party payable	-	1,211,802
Customer deposits	2,233,443	(21,941,328)
Other payables	(996,365)	1,417,122
Taxes payable	2,134,549	802,314
Other current liabilities	(120,667)	(46,894)
Net cash provided by operating activities	6,584,162	14,851,041

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(212,683)	-
Cash received from sale of assets	89,543	-
Cash received from acquisition	19,920	386,150
Net cash provided (used) by investing activities	(103,220)	386,150

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in short-term borrowing	(1,025,074)	(75,135)
Repayments of notes payable	(146,670)	-
Proceeds from long-term borrowing	1,466,700	-
Repayments of long-term debt	(5,852,133)	(10,608,013)
Net proceeds from issuance of common stock	10,323,040	-
Restricted Cash in Holdback Account	(1,120,000)	-
Net cash provided (used) by financing activities	3,645,863	(10,683,148)

Effect of exchange rate changes on cash	2,891	1,186

NET INCREASE IN CASH	10,129,696	4,554,229

CASH AT BEGINNING OF THE PERIOD	2,264,438	638,639

CASH AT END OF THE PERIOD	$12,394,134	$5,193,868

SUPPLEMENTAL DISCLOSURES:

Interest paid	$1,310,145	$2,142,495

Income taxes paid	$740,910	$81,192

Common Stock issued for compensation for services in connection with the private placement transactions	$1,017,000	-

Warrants issued for compensation from services in connection with the private placement transactions	$235,850	-

Cash consideration paid by Longhai Group for a subsidiary’s acquisition, resulting in an increase in related party payables	-	$2,197,500

See accompanying notes to the unaudited consolidated financial statements.

CHINA OUMEI REAL ESTATE INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 25, 2010 AND 2009

Note 1 - Organization

China Oumei Real Estate Inc., formerly Dragon Acquisition Corporation (the "Company"), was organized under the laws of the Cayman Islands on March 10, 2006 as a blank check development stage company formed for the purpose of acquiring an operating business, through a stock exchange, asset acquisition or similar business combination. From our inception until we completed our reverse acquisition of Leewell Investment Group Limited (“Leewell”) on April 14, 2010, our operations consisted entirely of identifying, investigating and conducting due diligence on potential businesses for acquisition.

Qingdao Oumei Real Estate Development Co., Ltd (“Oumei”) was incorporated as a limited liability company in Qingdao under the laws of the People’s Republic of China (“PRC” or “China”). Oumei is engaged in the development and sale of residential and commercial real estate properties located primarily in Pingdu, Laixi and Jimo cities of Shandong Province, China.

Oumei was established by Mr. Zhang Weiqing (51%) and Mr. Wang Shengguo (49%) on May 15, 2001 with a registered capital of approximately $604,000. On February 9, 2002, Mr. Wang Shengguo sold his interest in Oumei to Ms. Cheng Xiaoyan. Mr. Zhang and Ms. Cheng then increased their contribution to Oumei in proportion to their ownership interests by approximately $6,200,000 and $5,089,200 in 2003 and 2006, respectively. The equity interests percentages held by these individuals were 51% and 49%, respectively.

On September 20, 2007, Mr. Zhang and Ms. Cheng sold all their interests in Oumei to Leewell for $13,167,110. Leewell is a Hong Kong based company with an authorized capital of HK$10,000 (approximately $1,282), and it was wholly owned by Mr. Zhou Li as nominee for Mr. Zhang and Ms. Cheng until October 2, 2009. On that date, all the outstanding shares of Leewell were sold to Longhai Holdings Company Limited, a company controlled by Mr. Cheng (See Note 5).

On April 14, 2010, the Company completed a reverse acquisition transaction through a share exchange with Leewell whereby the Company acquired 100% of the issued and outstanding capital stock of Leewell. As a result of the reverse acquisition, Leewell became the Company’s wholly-owned subsidiary and Longhai Holdings Company Limited, the former shareholder of Leewell, became the Company’s controlling shareholder. The share exchange transaction with Leewell was treated as a reverse acquisition for accounting purposes, with Leewell as the acquirer and the Company as the acquired party. That is, the acquisition is equivalent to the issuance of stock by Leewell for the net monetary assets of the Company, accompanied by a recapitalization, and is accounted for as a change in capital structure. Under reverse acquisition accounting, the comparative historical financial statements are those of the accounting acquirer, and all of the shares issued in the exchange are treated as outstanding from the earliest period presented.

On April 14, 2010, the Company also completed a private placement transaction with a group of accredited investors. Pursuant to a subscription agreement with the investors, the Company issued to the investors an aggregate of 2,774,700 Units for a purchase price of $11,098,800, or $4.00 per Unit. Each Unit consists of one 6% Convertible Preference Share of the Company, and one Warrant to purchase 0.5 ordinary shares of the Company. The Warrants have a term of 5 years, bear an exercise price of $6.00 per share (subject to customary adjustments), are exercisable on a net exercise or cashless basis and are exercisable by investors at any time after the closing date.

In connection with the private placement, the Company entered into the Make Good Escrow Agreement with Longhai Holdings, the Company’s controlling shareholder, Collateral Agents, LLC, the escrow agent, and Access America Investments, LLC, as representative of the investors, pursuant to which the parties agreed to certain "make good" provisions in the event that the Company does not meet certain financial performance thresholds for fiscal years 2010 and 2011. Pursuant to the Make Good Escrow Agreement, the parties agreed to the establishment of an escrow account and Longhai Holdings delivered into escrow certificates evidencing 7,500,000 ordinary shares held by it, to be held for the benefit of the investors. Under the Make Good Escrow Agreement, the Company established minimum after tax net income thresholds (as determined in accordance with US GAAP and excluding any non-cash expenses and one-time expenses related to the reverse acquisition of Leewell and the private placement transaction) of $40 million for fiscal year 2010 and $60 million for fiscal year 2011 and minimum earnings per share thresholds (calculated on a fully diluted basis and including adjustment for any stock splits, stock combinations, stock dividends or similar transactions, and for shares issued in one public offering or pursuant to the exercise of any warrants, options, or other securities issued during or prior to the calculation period) of $1.13 for fiscal year 2010 and $1.70 for fiscal year 2011. If the Company’s after tax net income or earnings per share for either fiscal year 2010 or fiscal year 2011 is less than 90% of the applicable performance threshold, then the performance threshold will be deemed not to have been achieved, and the investors will be entitled to receive ordinary shares based upon a pre-defined formula agreed to between the parties. The parties agreed that, for purposes of determining whether or not any of the performance thresholds is met, the release of any of the escrowed shares and any related expense recorded under US GAAP shall not be deemed to be an expense, charge, or any other deduction from revenues even if US GAAP requires contrary treatment or the annual report for the respective fiscal years filed with the Securities and Exchange Commission ("SEC") by the Company may report otherwise.

CHINA OUMEI REAL ESTATE INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 25, 2010 AND 2009

Note 2 - Acquisition of Subsidiaries

On June 25, 2009, Oumei reached agreement with the shareholder of Caoxian Industrial Co., Ltd (“CXSY”) to acquire 100% of its equity interest by paying Chinese Yuan (“CNY”) 15,000,000 (approximately $2.2 million). Longhai Group, a related party (See Note 5), funded the purchase. This funding reduced the receivable due from Longhai Group at the time of the acquisition.

The following table summarizes the approximate estimated fair values of the assets and liabilities of CXSY at acquisition date.

Current assets	$16,396,000
Fixed assets	10,000
Current liabilities	(4,092,000)
Long term debt	(5,128,000)
Net assets acquired at FMV	7,186,000
Cash consideration	2,197,000
Difference	$(4,989,000)

90% of the above difference, approximately $4,490,000, was recorded in additional paid in capital as it was acquired from Longhai Group, a related party (See Note 5); the remaining 10%, approximately $499,000, was recorded as gain on business acquisition.

On September 25, 2009, Oumei reached agreement with the shareholder of Longhai Real Estate Properties Co., Ltd (“LHFDC”) to acquire 100% of its equity interest by paying CNY20,000,000 (approximately $2.9 million). Longhai Group, a related party (See Note 5), funded the purchase. This funding reduced the receivable due from Longhai Group at the time of the acquisition.

The following table summarizes the approximate estimated fair values of the assets and liabilities of LHFDC at acquisition date.

Current assets	$28,262,000
Current liabilities	(20,842,000)
Net assets acquired at FMV	7,420,000
Cash consideration	2,934,000
Difference	$(4,486,000)

40% of the above difference, approximately $1,794,000, was recorded in additional paid in capital as it was acquired from Longhai Group, a related party (See Note 5); the remaining 60%, approximately $2,692,000, was recorded as gain on business acquisition.

The acquisitions of CXSY and LHFDC are considered as acquisitions from a related party; therefore, the cash consideration paid did not represent the market value that would have been paid had the transaction been at arm’s length.

For the six months ended June 25, 2010, the Consolidated Statement of Income and Comprehensive Income include 6 months results of operations of Mingwei, Longhai Hotel, Longhai Properties, Xudong, Weifang Industry, Qi Lu Guo Tai, Weifang Zhiye, CXSY and LHFDC.

For the six months ended June 25, 2009, the Consolidated Statement of Income and Comprehensive Income include 6 months results of operations of Mingwei, Longhai Hotel, Longhai Properties, Xudong, Weifang Industry, Qi Lu Guo Tai, and Weifang Zhiye.

CHINA OUMEI REAL ESTATE INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 25, 2010 AND 2009

Note 3 - Summary of Significant Accounting Policies

Basis of Presentation

The unaudited balance sheet as of June 25, 2010 includes Leewell and the Company. The total shareholders’ equity includes 31,000,062 shares of issued and outstanding common stock and 2,774,700 shares of issued and outstanding preference shares, as a result of the reverse acquisition transaction on April 14, 2010 described in Note 1.

The unaudited consolidated statements of income and comprehensive income for the three months ended June 25, 2010 and for the six months ended June 25, 2010 include Leewell for the full periods, and the Company from April 14, 2010. The weighted average common shares outstanding (both basic and diluted) are calculated based on the reverse acquisition transaction on April 14, 2010 described in Note 1. The statements of income and comprehensive income for the three months ended June 25, 2009 and for the six months ended June 25, 2009 include Leewell only.

All significant intercompany transactions and balances are eliminated on consolidation.

The accompanying unaudited consolidated financial statements as of June 25, 2010 and for the six month periods ended June 25, 2010 and 2009 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations. In the opinion of management, these unaudited consolidated interim financial statements include all adjustments and disclosures considered necessary to a fair statement of the results for the interim periods presented. All adjustments are of a normal recurring nature. The results of operations for the three months ended June 25, 2010 are not necessarily indicative of the results for the full fiscal year ending December 25, 2010.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates used in the preparation of the financial statements include the selection of the useful lives of property and equipment and the provision necessary for uncollectible receivables. Management believes that the estimates utilized in preparing its financial statements are reasonable and prudent. Actual results could differ from those estimates.

Fair Value of Financial Instruments

Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures, requires disclosing fair value to the extent practicable for financial instruments that are recognized or unrecognized in the balance sheet. Fair value of financial instruments is the amount at which the instruments could be exchanged in a current transaction between willing parties. The Company considers the carrying amounts of cash, restricted cash, revenue in excess of billings, contracts receivable, related party and other receivables, accounts payable, notes payable, related party and other payables, customer deposits, and short term loans approximate their fair values because of the short period of time between the origination of such instruments and their expected realization. The Company considers the carrying amount of long term bank loans to approximate their fair values based on the interest rates of the instruments and the current market rate of interest.

Reporting Currency and Foreign Currency Translation

The functional currency of Oumei and its subsidiaries is CNY and the Company’s reporting currency is the United States Dollar (“USD”). The assets and liabilities of Oumei and its subsidiaries are translated at the exchange rate on the balance sheet date, shareholders’ equity is translated at the historical rates and the revenues and expenses are translated at the weighted average exchange rate for the year. The resulting translation adjustments are reported under other comprehensive income in the Statements of Income and Comprehensive Income in accordance with ASC 220, Comprehensive Income. Transaction gains and losses that arise from exchange rate fluctuations from transactions denominated in a currency other than the functional currency are included in the Statements of Income and Comprehensive Income as incurred. The transaction gains and losses were immaterial for the all periods presented.

CHINA OUMEI REAL ESTATE INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 25, 2010 AND 2009

Since July 2005, the CNY is no longer pegged to the USD. Although the People’s Bank of China regularly intervenes in the foreign exchange market to prevent significant short-term fluctuations in the exchange rate, the CNY may appreciate or depreciate significantly in value against the USD in the medium to long term. Moreover, it is possible that in the future, PRC authorities may lift restrictions on fluctuations in the CNY exchange rate and lessen intervention in the foreign exchange market. Therefore, the Company’s foreign currency exchange gains and losses may be magnified by PRC exchange control regulations that restrict the Company’s ability to convert CNY into foreign currencies.

CHINA OUMEI REAL ESTATE INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 25, 2010 AND 2009

Note 3 - Summary of Significant Accounting Policies (Continued)

Revenue Recognition

Real estate sales are reported in accordance with the provisions of ASC 360-20, Property, Plant and Equipment, Real Estate Sales, Sales Other Than Retail Land Sales. Revenue from the sales of development properties where the construction period is twelve months or less is recognized by the full accrual method when the sale is consummated. A sale is not considered consummated until (1) the parties are bound by the terms of a contract or agreement, (2) all consideration has been exchanged, (3) any permanent financing of which the seller is responsible has been arranged, (4) all conditions precedent to closing have been performed, (5) the seller does not have substantial continuing involvement with the property, and (6) the usual risks and rewards of ownership have been transferred to the buyer. Revenue recognized to date in excess of amounts received from customers is classified as current assets under contracts receivable. Sales transactions not meeting all the conditions of the full accrual method are accounted for using the deposit method of accounting. Under the deposit method, all costs are capitalized as incurred, and payments received from the buyer are recorded as a deposit liability.

Effective December 26, 2008, the Company adopted the percentage-of-completion method of accounting for revenue recognition for all building construction projects in progress in which the construction period was expected to be more than twelve months at that date. The full accrual method was used before that date for all of our residential and commercial projects. The Company changed to the percentage-of-completion method for contracts longer than one year as this method more accurately reflects how revenue is earned on these contracts, particularly for interim reporting purposes.

ASC 250 requires retrospective application of a change in accounting principle unless impracticable. The change to the percentage-of-completion method had no effect on our December 25, 2008 financial statements and we found it was impracticable to determine the effect on the December 25, 2007 financial statements as no progress reports detailing the percentage-of-completion of our contracts were prepared for that year. As such, the change in principle had no effect on retained earnings at December 26, 2008.

Revenue and profit from the sale of development properties where the construction period is more than twelve months is recognized by the percentage-of-completion method on the sale of individual units when the following conditions are met: (1) construction is beyond a preliminary stage; (2) the buyer is committed to the extent of being unable to require a refund except for non-delivery of the unit; (3) sufficient units have already been sold to assure that the entire property will not revert to rental property; (4) sales prices are collectible and (5) aggregate sales proceeds and costs can be reasonably estimated. If any of these criteria are not met, proceeds are accounted for as deposits until the criteria are met and/or the sale consummated.

Under the percentage of completion method, revenues from units sold and related costs are recognized over the course of the construction period, based on the completion progress of a project. In relation to any project, revenue is determined by calculating the ratio of completion and applying that ratio to the contracted sales amounts. This ratio of completion is determined by an independent third party hired by the Company as the contractors employed by the Company request advance payments and do not specifically allocate these costs to the various projects. Cost of sales is recognized by multiplying the ratio by the total budgeted costs. Changes to total estimated contract costs or losses, if any, are recognized in the period in which they are determined. Revenue recognized to date in excess of amounts received from customers is classified as current assets under revenue in excess of billings. Amounts received from customers in excess of revenue recognized to date are classified as current liabilities under customer deposits.

Any losses incurred or identified on a real estate transaction are recognized in the period in which the transaction occurs.

CHINA OUMEI REAL ESTATE INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 25, 2010 AND 2009

Note 3 - Summary of Significant Accounting Policies (Continued)

Real Estate Capitalization and Cost Allocation

Properties under construction or held for sale consist of residential and commercial units under construction and units completed.

Properties under construction or held for sale are stated at cost or estimated net realizable value, whichever is lower. Costs include costs of land use rights, direct development costs, including predevelopment costs, interest on indebtedness, construction overhead and indirect project costs. Total estimated costs of multi-unit developments are allocated to individual units based upon specific identification methods.

Costs of land use rights include land premiums and deed tax and are allocated to projects on the basis of acreage and gross floor area.

Capitalization of Interest

In accordance with ASC 360, Property, Plant and Equipment, interest incurred during construction is capitalized to properties under construction. All other interest is expensed as incurred.

For the six months ended June 25, 2010 and June 25, 2009, total interest incurred by the Company was $1,310,145 and $2,142,495 respectively, of which capitalized interest was $1,089,658 and $1,334,599, respectively.

For the three months ended June 25, 2010 and June 25, 2009, total interest incurred by the Company was $587,352 and $1,104,010 respectively, of which capitalized interest was $529,922 and $760,802, respectively.

Concentration of Risks

The Company sells residential and commercial units to residents and small business owners. For the six months ended June 25, 2010, the Company recorded approximately $27,065,000 of sales and contracts receivable from the sales of affordable housing to City Government of Qingdao for the Real-Estate Development Management Bureau for a relocation program. Such sales are approximately 48% of the total sales in the second quarter of 2010 and the related contracts receivable comprise about 92% of the total contracts receivable as of June 25, 2010.

For the three months ended June 25, 2010, the Company recorded approximately $7,531,000 of sales and contracts receivable from the sales of affordable housing to City Government of Qingdao for the Real-Estate Development Management Bureau for a relocation program. Such sales are approximately 27% of the total sales in the second quarter of 2010.

For the six months ended June 25, 2010, the Company had two major contractors for most of its construction services and construction materials: Qingdao Zhongxing Construction Ltd and Longhai Construction Ltd., a related party. In the six months of 2010 and 2009 Oumei made payments to Longhai Construction Ltd. (See Note 5) of approximately $21,061,408 and $2,942,146, respectively. In the three months of 2010 and 2009 Oumei made payments to Longhai Construction Ltd. (See Note 5) of approximately $19,482,408 and $1,701,146, respectively.

The Company’s operations are carried out in the PRC. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC and by the general state of the PRC’s economy. The Company’s business may be influenced by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and methods of taxation, among other things.

CHINA OUMEI REAL ESTATE INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 25, 2010 AND 2009

The Company has a credit risk exposure of uninsured cash in banks of $14,736,395 as of June 25, 2010 and $3,906,216 as of December 25, 2009. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts. The Company does not require collateral or other securities to support financial instruments that are subject to credit risk.

CHINA OUMEI REAL ESTATE INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 25, 2010 AND 2009

Note 3 - Summary of Significant Accounting Policies (Continued)

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. The Company maintains bank accounts in the PRC and Hong Kong. All PRC bank balances are denominated in CNY. Hong Kong bank balances are denominated in USD. As of June 25, 2010 and December 25, 2009, the Company had no cash equivalents.

Cash includes cash on hand and demand deposits in accounts maintained with state-owned and private banks within the PRC and Hong Kong.

Restricted Cash

PRC banks grant mortgage loans to home purchasers and will credit these amounts to the Company’s bank account once title passes to the purchasers. If the condominiums are not completed and the new homeowners have no ownership documents to secure the loan, the bank will deduct 5% of the homeowner’s loan from the Company’s bank account and transfer that amount to a designated bank account classified on the balance sheet as restricted cash. Interest earned on the restricted cash is credited to the Company’s normal bank account. The bank will release the restricted cash after home purchasers have obtained the ownership documents to secure the mortgage loan. Total restricted cash amounted to $2,592,261 as of June 25, 2010 and $1,641,778 as of December 25, 2009.

Allowance for Doubtful Accounts

The Company recognizes an allowance for doubtful accounts to ensure contracts receivable, related party receivables and other receivables are not overstated due to uncollectability. Bad debt reserves are maintained for all customers based on a variety of factors, including the length of time the receivables are past due, significant one-time events and historical experience. An additional reserve for individual accounts is recorded when the Company becomes aware of a customer's or debtor's inability to meet its financial obligation, such as in the case of bankruptcy filings or deterioration in the customer's or debtor’s operating results or financial position. If circumstances related to customers or debtors change, estimates of the recoverability of receivables would be further adjusted. As of June 25, 2010 and December 25, 2009, the allowances for doubtful accounts are $1,289,116 and $1,617,114 for contracts receivable, and $419,016 and $272,361 for other receivables, respectively.

An allowance for contracts receivable is established as follows: 50% of the balances aged between one and two years and over CNY100,000 (approximately $15,000); 10% of the balances aged between one and two years and under CNY100,000 (approximately $15,000); and 100% of the balances aged over two years.

Inventory

Inventory is stated at the lower of cost or market, on a specific identification basis. In addition to direct land acquisition, land development and construction costs, costs include interest and direct overhead which are capitalized to inventories during the period beginning with the commencement of construction and ending with the completion of construction.

CHINA OUMEI REAL ESTATE INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 25, 2010 AND 2009

Note 3 - Summary of Significant Accounting Policies (Continued)

Property, Plant and Equipment, Net

Property, plant and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets as follows:

Estimated Useful Lives
Buildings and improvements	20 years
Vehicles	5 years
Office equipment and others	5 years

Maintenance, repairs and minor renewals are charged directly to expenses as incurred. Major additions and betterments to property, plant and equipment are capitalized and depreciated over the remaining useful life of the asset.

Impairment of Long-lived Assets

The Company reviews its long-lived assets other than goodwill whenever events or changes in circumstances indicate that the carrying amount of an asset may no longer be recoverable. When these events occur, the Company measures impairment by comparing the carrying value of the long-lived assets to the estimated undiscounted future cash flows expected to result from the use of the assets and their eventual disposition. If the sum of the expected undiscounted cash flows is less than the carrying amount of the assets, the Company would recognize an impairment loss based on the fair value of the assets. There was no impairment loss recognized for long-lived assets for the six months ended June 25, 2010 and June 25, 2009.

Goodwill

The Company accounts for acquisitions of business in accordance with ASC 805, Business Combinations, which results in the recognition of goodwill when the purchase price exceeds the fair value of net assets acquired. Goodwill is not subject to amortization but will be subject to at least an annual evaluation for impairment. The Company has performed such annual evaluation in 2009 and determined that goodwill was not impaired as of December 25, 2009.

Goodwill is stated in the consolidated balance sheet at cost less accumulated impairment loss. An analysis of changes in goodwill is as follows:

	June 25, 2010	December 25, 2009
Opening balance	$3,620,670	$3,596,117
Effect of exchange rate change	(740)	24,553
Closing balance	$3,619,930	$3,620,670

Land Use Rights

Land use rights are related to the development rights for acres of land in various projects. These rights are capitalized until a development project commences on the land for which the rights have been acquired. At this time, the rights are transferred to properties under construction inventory.

CHINA OUMEI REAL ESTATE INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 25, 2010 AND 2009

Note 3 - Summary of Significant Accounting Policies (Continued)

Income Taxes

The Company follows ASC 740, Income Taxes, which require the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

The Company is governed by the Income Tax Laws of the PRC concerning Chinese registered limited liability companies. Under the Income Tax Laws of the PRC, Chinese enterprises are generally subject to an income tax at an effective rate of 25% since January 1, 2008 and 33% prior to that date on taxable income.

According to the Income Tax Laws of the PRC for real estate developers, income tax of the Company is calculated by project. When all units of a project are sold, the PRC tax department will assess the tax due on the project and issue a tax due notification to the Company. The Company has to pay the tax by the due date on the notification. If the Company does not pay the tax by the due date, the tax department will charge the Company interest. The Company includes any interest and penalties in general and administrative expenses.

Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

ASC 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and it prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 also provides guidance on derecognizing, classification, interest and penalties, accounting in interim periods, disclosures and transitions.

The Company recognizes that virtually all tax positions in the PRC are not free of some degree of uncertainty due to tax law and policy changes by the PRC government. However, the Company cannot reasonably quantify political risk factors and thus must depend on guidance issued by current PRC government officials. Based on all known facts and circumstances and current tax law, the Company believes that the total amount of unrecognized tax benefits as of June 25, 2010 is not material to its results of operations, financial condition or cash flows. The Company also believes that the total amount of unrecognized tax benefits as of June 25, 2010, if recognized, would not have a material effect on its effective tax rate. The Company further believes that there are no tax positions for which it is reasonably possible, based on current Chinese tax law and policy, that the unrecognized tax benefits will significantly increase or decrease over the next 12 months producing, individually or in the aggregate, a material effect on the Company’s results of operations, financial condition or cash flows.

Land Appreciation Tax (“LAT”)

In accordance with the relevant taxation laws in the PRC, the Company is subject to LAT based on progressive rates ranging from 30% to 60% on the appreciation of land value, which is calculated as the proceeds of sales of properties less deductible expenditures, including borrowing costs and all property development expenditures. The tax rules to implement the laws stipulate that the whole project must be completed before the LAT obligation can be assessed. Accordingly, the Company records the liability and the related expense at the completion of a project, unless the tax authorities impose an assessment at an earlier date. Deposits made against the eventual obligation are included in prepaid expenses.

CHINA OUMEI REAL ESTATE INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 25, 2010 AND 2009

Note 3 - Summary of Significant Accounting Policies (Continued)

Accumulated Other Comprehensive Income

Accumulated other comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. The Company’s only components of comprehensive income during the six months and three months ended June 25, 2010 and June 25, 2009 were net income and the foreign currency translation adjustment.

Statement of Cash Flows

In accordance with ASC 230, Statement of Cash Flows, cash flows from the Company’s operations are calculated based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

Advertising Expenses

Advertising costs are expensed as incurred, or the first time the advertising takes place, in accordance with ASC 720-35, Advertising Costs.

For the six months ended June 25, 2010 and June 25, 2009, the Company recorded an advertising expense of $149,909 and $172,015, respectively. For the three months ended June 25, 2010 and June 25, 2009, the Company recorded an advertising expense of $61,678 and $9,511, respectively.

Property Warranty

The Company and its subsidiaries provide customers with warranties which cover major defects of building structure and certain fittings and facilities of properties sold as stipulated in the relevant sales contracts. The warranty period is one year. The Company constantly estimates potential costs for materials and labor with regard to warranty-type claims expected to be incurred subsequent to the delivery of a property.

Reserves are determined based on historical data and trends with respect to similar property types and geographical areas. The Company monitors the warranty reserve and makes adjustments to its pre-existing warranties, if any, in order to reflect changes in trends and historical data as information becomes available. The Company may seek further recourse against its contractors or any related third parties if it can be proved that the faults are caused by them. In addition, the Company also withholds up to 5% of the contract cost from subcontractors for periods of two to five years. These amounts are included in current liabilities, and are only paid to the extent that there have been no warranty claims against the Company relating to the work performed or materials supplied by the subcontractors. For the six months ended June 25, 2010 and June 25, 2009, the Company has not recognized any warranty liability or incurred any warranty costs in excess of the amount retained from subcontractors. For the three months ended June 25, 2010 and June 25, 2009, the Company has not recognized any warranty liability or incurred any warranty costs in excess of the amount retained from subcontractors.

Earnings Per Share

Basic earnings per share is computed by dividing the earnings for the period by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities by including other potential common stock equivalents, including preference shares and warrants, in the weighted average number of common shares outstanding for the period, if dilutive.

Note 4 - Contracts Receivable

Contracts receivable consists of balances due from customers for the sale of residential and commercial units. In cases where the customers deposit more than 50% of the total purchase price, the Company may defer the remaining purchase price. These deferred balances are unsecured, bear no interest and are due within 360 days from the date of the sale.

CHINA OUMEI REAL ESTATE INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 25, 2010 AND 2009

Contracts receivable are presented net of an allowance for doubtful accounts of $1,289,116 as of June 25, 2010 and $1,617,114 as of December 25, 2009 respectively.

Note 5 - Related Party Transactions

As of June 25, 2010 and December 25, 2009, the Company has a total of $9,674,085 and $2,949,102, respectively, due from Longhai Group and its subsidiaries. Mr. Antoine Cheng is the controlling shareholder of Longhai Group (See Notes 1 and 2). These balances have no stated terms for repayment and are not interest bearing.

CHINA OUMEI REAL ESTATE INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 25, 2010 AND 2009

Note 6 - Inventories

Inventories include properties held for sales and properties under construction. The following summarizes the components of real estate inventories at June 25, 2010 and December 25, 2009:

	June 25, 2010	December 25, 2009
Properties held for sale	$30,748,308	$35,549,529
Properties under construction	20,979,807	33,552,748
Properties held for sale pledged for mortgage loans	463,436	2,132,197
Properties under construction pledged for mortgage loans	29,863,212	35,218,228
Total	$82,054,763	$106,452,702

Note 7 - Other Receivables, Net

Other receivables consist of various cash advances to employees and unrelated companies with which the Company has business relationships. These amounts are unsecured, non-interest bearing and generally short term in nature. As of June 25, 2010 and December 25, 2009, the balance of other receivables was $5,132,413 and $1,634,987, respectively, which is net of an allowance for doubtful accounts of $419,016 and $272,361, respectively.

Note 8 - Property and Equipment, Net

Property and equipment consist of the following at June 25, 2010 and December 25, 2009:

	June 25, 2010	December 25, 2009
Buildings and improvements	$3,711,042	$3,756,672
Vehicles	652,598	392,615
Office equipment and others	20,689	67,938
Idle assets	1,761,240	1,761,600
	$6,145,569	$5,978,825
Accumulated depreciation	(1,121,027)	(987,118)
Property and equipment, net	$5,024,542	$4,991,707

Depreciation expense for the six months ended June 25, 2010 and June 25, 2009 was $139,736 and $115,547, respectively, and is included in general and administrative expenses on the Statements of Income and Comprehensive Income. Depreciation expense for the three months ended June 25, 2010 and June 25, 2009 was $73,812 and $34,166, respectively, and is included in general and administrative expenses on the Statements of Income and Comprehensive Income.

Note 9 - Accounts Payable

As of June 25, 2010 and December 25, 2009, the Company has accounts payable $125,256 and $487,238, respectively.

Note 10 - Customer Deposits

Customer deposits consist of amounts received from customers relating to the sale of residential and commercial units in the PRC. In the PRC, customers will generally obtain permanent financing for the purchase of their residential unit prior to the completion of the project. The lending institution will provide the funding to the Company upon the completion of the financing rather than the completion of the project. The Company receives these funds and recognizes them as a current liability until the revenue can be recognized. As of June 25, 2010, the Company has received $22,011,395 deposits from customers compared to $19,780,472 as of December 25, 2009.

CHINA OUMEI REAL ESTATE INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 25, 2010 AND 2009

Note 11 - Other Payables

Other payables consist of various cash advances from unrelated companies and individuals with which management of the Company has business relationships. These amounts are unsecured, non-interest bearing and short term in nature. As of June 25, 2010 and December 25, 2009, the balances of other payables are $3,088,339 and $4,186,745, respectively.

CHINA OUMEI REAL ESTATE INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 25, 2010 AND 2009

Note 12 - Taxes Payable

Taxes payable consist of the following at June 25, 2010 and December 25, 2009:

	June 25, 2010	December 25, 2009
Business tax	$8,299,220	$6,461,389
Income tax	18,804,342	18,847,145
Others	1,077,075	741,422
Total	$28,180,637	$26,049,956

The Company prepaid LAT and other taxes of $1,796,336 and $1,461,670 as of June 25, 2010 and December 25, 2009, respectively, which are classified as prepaid expenses.

Note 13 - Short-term Loans

As of June 25, 2010 and December 25, 2009, the Company has several short-term loans from banks and employees totaling $1,693,103 and $2,719,432, respectively. The weighted average interest rate for the short-term bank loans was approximately 7.52% on June 25, 2010 and 5.82% at December 25, 2009. The weighted average interest rate for employee loans was approximately 7.06% on June 25, 2010 and 5.64% as of December 25, 2009.

The short-term loans were borrowed from several financial institutions and employees. Interest expense incurred was $220,487 and $93,193 for the six months of 2010 and 2009, respectively. There was no capitalized interest from short-term loans for the six months of 2010 and 2009.  Interest expense incurred was $57,430 and $36,364 for the three months of 2010 and 2009, respectively. There was no capitalized interest from short-term loans for the six months of 2010 and 2009.

As of June 25, 2010, the amount, maturity date and term of each our short-term loans were as follows:

Lender	Amount Outstanding	Interest Rate	Maturity Date	Duration
Rural Credit Cooperatives Fangzi Branch	RMB 9,000,000 (approximately $1,320,930)	9.08%	Jan 13, 2011	1 year
Branch Employee Loan	RMB 1,872,568. (approximately $274,837)	5.82%	December, 2010	1 year
Employee Loan	RMB 663,190 (approximately $97,336)	9.37%	December, 2010	1 year
TOTAL	RMB 11,535,758 (approximately $1,693,103)

Note 14 - Long-term Debt

The Company has long-term loans from various financial institutions totaling $35,224,800 as of June 25, 2010 and $39,621,320 as of December 25, 2009. The payment schedule for the long-term loans is as follows:

For the year ending December 25, 2010	$0
For the year ending December 25, 2011	$35,224,800

All long-term loans are borrowed for construction projects. The interest rates of the long term loans ranged from approximately 5.31% to 7.43% in the six months ended June 25, 2010 and 6.372% to 14.742% in the six months ended June 25, 2009. The interest rates of the long term loans ranged from approximately 5.31% to 7.43% in the three months ended June 25, 2010 and 6.372% to 14.742% in the three months ended June 25, 2009.

Total interest incurred was $1,089,658 and $2,049,302 in the six months ended June 25, 2010 and 2009, respectively, of which capitalized interest was $1,089,658 and $1,334,599, respectively.

CHINA OUMEI REAL ESTATE INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 25, 2010 AND 2009

Total interest incurred was $529,922 and $1,067,646 in the three months ended June 25, 2010 and 2009, respectively, of which capitalized interest was $529,922 and $760,802, respectively.

As of June 25, 2010, the amount, maturity date and term of each our long-term loans were as follows:

Lender	Amount Outstanding	Interest Rate	Maturity Date	Duration
China Industry and Commercial Bank Chengyang Branch	RMB 200,000,000 (approximately $29,354,000)	7.43%	November, 2011	3 years
China Construction Bank Weihai Branch	RMB 40,000,000 (approximately $5,870,800)	5.31%	75% December 2011, 25% April 2012	2 years
TOTAL	RMB 240,000,000 (approximately $35,224,800)

CHINA OUMEI REAL ESTATE INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 25, 2010 AND 2009

Note 15 - Income Taxes

Beginning January 1, 2008, the new Chinese Enterprise Income Tax (“EIT”) law replaced the former income tax laws for Domestic Enterprises (“DEs”) and Foreign Invested Enterprises (“FIEs”). The new standard EIT rate of 25% replaced the 33% rate previously applicable to both DEs and FIEs.

A reconciliation for the six months ended June 25, 2010 between approximate taxes computed at the PRC statutory rate of 25% and the Company's effective tax rate is as follows:

	June 25, 2010	June 25, 2009
At PRC statutory rate of 25%	$3,120,000	$1,991,000
Tax effect of permanent difference	1,299,000	511,000
Change in valuation allowance	(4,000)	13,000
Others	21,000	10,000
Income tax at effective rate	$4,436,000	$2,525,000

A reconciliation for the three months ended June 25, 2010 between approximate taxes computed at the PRC statutory rate of 25% and the Company's effective tax rate is as follows:

	June 25, 2010	June 25, 2009
At PRC statutory rate of 25%	$1,753,000	$539,000
Tax effect of permanent difference	694,000	501,000
Change in valuation allowance	15,000	(82,000)
Others	22,000	4,000
Income tax at effective rate	$2,484,000	$962,000

The tax effects of temporary differences that give rise to the following approximate deferred tax assets and liabilities are presented below.

	June 25, 2010	December 25, 2009
Deferred tax assets
Short term deferred tax assets:
Allowance for bad debt	$427,000	$472,000
Less: Valuation allowance	(427,000)	(472,000)
	-	-
Long term deferred tax assets:
Net operating loss carryforwards	$419,000	$378,000
Combined effect due to reporting revenues and expenses differently for financial statement and income tax purposes	431,000	548,000
Less: Valuation allowance	(310,000)	(269,000)
	$540,000	$657,000
Deferred tax liabilities
Combined effect due to reporting revenues and expenses differently for financial statement and income tax purposes	$12,701,000	$8,782,000

As of June 25, 2010, the Company has net operating loss carryforwards of approximately $1,283,000 which expire at varying years through 2013, and net operating loss carryforwards of approximately $592,000, which will not expire.

Note 16 - Appropriated Retained Earnings

In accordance with the PRC Company Law, the Company is required to transfer 15% of its profit after tax, as determined in accordance with PRC accounting standards and regulations, to the statutory surplus reserve (the “SSR”) until such reserve reaches 50% of the registered capital of the subsidiaries. Subject to certain restrictions set out in the PRC Company Law, the SSR may be distributed to stockholders in the form of share bonus issues to increase share capital, provided that the remaining balance after the capitalization is not less than 25% of the registered capital.

CHINA OUMEI REAL ESTATE INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 25, 2010 AND 2009

The Company appropriates retained earnings at the end of each quarter and will determine the annual appropriation to the reserve funds at the year end when the annual net income is finalized.

Note 17 – Basic and Diluted Weighted Average Number of Shares

The following tables summarize the basic and diluted weighted average number of shares.

	For the Six Months Ended
	June 25, 2010	June 25, 2009
Basic weighted average number of shares	30,541,903	30,541,903
Assumed conversion of preference shares	1,112,929	-
Diluted weighted average number of shares	31,654,832	30,541,903

	For the Three Months Ended
	June 25, 2010	June 25, 2009
Basic weighted average number of shares	30,842,073	30,842,073
Assumed conversion of preference shares	2,201,664	-
Diluted weighted average number of shares	33,043,737	30,842,073

CHINA OUMEI REAL ESTATE INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 25, 2010 AND 2009

Note 18 - Employee Welfare Plan

Regulations in the PRC require the Company to contribute to a defined contribution retirement plan for all permanent employees. Pursuant to the mandatory requirement from the local authority in the PRC, the retirement pension insurance, unemployment insurance, health insurance, injury insurance and pregnancy insurance are established for the employees during the term of employment. For the six months ended June 25, 2010 and June 25, 2009, the Company contributed $66,598 and $63,224, respectively. For the three months ended June 25, 2010 and 2009, the Company contributed $35,140 and 33,496, respectively.

Note 19 - Recent Pronouncements

ASU No. 2009-13, Revenue Recognition (Topic 605) – Multiple-Deliverable Revenue Arrangements – a consensus of the FASB Emerging Issues Task Force

This ASU addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. The ASU is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.

ASU No. 2009-14, Software (Topic 985) – Certain Revenue Arrangements That Include Software Elements – a consensus of the FASB Emerging Issues Task Force

The amendments in this ASU change the accounting model for revenue arrangements that include both tangible products and software elements. The ASU is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.

ASU No. 2009-15, Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing

This ASU concludes that at the date of issuance, a share-lending arrangement entered into on an entity’s own shares in contemplation of a convertible debt offering or other financing is required to be measured at fair value and recognized as issuance cost in the financial statements of the entity. The ASU is effective for fiscal years beginning on or after December 15, 2009, and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years. The ASU is effective for interim or annual periods beginning on or after June 15, 2009, for share-lending arrangements entered into in those periods.

ASU No. 2009-16, Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets

Among other provisions, this ASU eliminates the concept of a “qualifying special-purpose entity” from SFAS No. 140 and removes the exception from applying FIN No. 46(R) to qualifying special-purpose entities. This ASU is effective at the beginning of a reporting entity’s first fiscal year that begins after November 15, 2009.

ASU No. 2009-17, Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities

Among other provisions, this ASU amends FIN No. 46(R) to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. This ASU is effective at the beginning of a company’s first fiscal year that begins after November 15, 2009.

CHINA OUMEI REAL ESTATE INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 25, 2010 AND 2009

Note 19 - Recent Pronouncements (Continued)

ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures about Fair Value Measurements

This ASU affects all entities that are required to make disclosures about recurring and nonrecurring fair value measurements under FASB ASC Topic 820, originally issued as FASB Statement No. 157, Fair Value Measurements. The ASU requires certain new disclosures and clarifies two existing disclosure requirements. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.

ASU No. 2010-08, Technical Corrections to Various Topics

This ASU eliminates certain inconsistencies and outdated provisions and provides needed clarifications. The changes are generally non substantive in nature and will not result in pervasive changes to current practice. However, the amendments that clarify the guidance on embedded derivatives and hedging (ASC Subtopic 815-15) may cause a change in the application of that Subtopic. The clarifications of the guidance on embedded derivatives and hedging (Subtopic 815-15) are effective for fiscal years beginning after December 15, 2009. The other amendments are effective as of the first reporting period (including interim periods) beginning after February 2, 2010.

None of these recent pronouncements, whether adopted in the current quarter or effective in the future, have had or are expected to have a material effect on the Company’s financial position or results of operations.

Note 20 - Subsequent Events

The Company has evaluated the subsequent events through August 16, 2010, the date the financial statements were issued.

On August 6, 2010, the Company’s shareholders, during an extraordinary general meeting, approved special resolutions to change the name of the Company to “China Oumei Real Estate Inc.” and to amend and restate the Company’s Memorandum and Articles of Association. The name change and the Amended and Restated Memorandum and Articles of Association of the Company became effective immediately upon the approval.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Special Note Regarding Forward Looking Statements

Statements contained herein include “forward-looking statements” within the meaning of such term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. These risks and uncertainties include, but are not limited to, the factors described in the section captioned “Risk Factors” below. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar expressions intended to identify forward-looking statements. Forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. These forward-looking statements include, among other things, statements relating to:

  our anticipated growth strategies and our ability to manage the expansion of our business operations effectively;

  our dependence on the growth of the real estate market in China and in the local areas in which we do business; and

  our ability to maintain or increase our market share in the competitive markets in which we do business.

Also, forward-looking statements represent our estimates and assumptions only as of the date hereof. Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available in the future.

Use of Terms

Except as otherwise indicated by the context, references herein to “we,” “us,” “our,” “our Company,” or “the Company” are to the combined business of China Oumei Real Estate Inc., a Cayman Islands company, and its consolidated subsidiaries, Leewell, Oumei, Caoxian Industrial, Longhai Hotel, Longhai Real Estate, Qingdao Xudong, Weifang Longhai Industry, Weifang Longhai Zhiye, Weifang Qilu, Weihai Economic and Weihai Mingwei.

In addition, unless the context otherwise requires:

  “Caoxian Industrial” refers to Caoxian Industrial Properties Co., Ltd., a PRC limited company;

  “Exchange Act” refers to the Securities Exchange Act of 1934, as amended;

  “Hong Kong” refers to the Hong Kong Special Administrative Region of the People’s Republic of China;

  “Leewell” refers to Leewell Investment Group Limited, a Hong Kong company;

  “Longhai Hotel” refers to Longhai Hotel Co., Ltd., a PRC limited company;

  “Longhai Real Estate” refers to Longhai Real Estate Properties Co., Ltd., a PRC limited company;

  “Oumei” refers to Qingdao Oumei Real Estate Development Co., Ltd., a PRC limited company;

  “PRC,” “China,” and “Chinese,” refer to the People’s Republic of China;

  “Qingdao Xudong” refers to Qingdao Xudong Real Estate Development Co., Ltd., a PRC limited company;

  “Renminbi” and “RMB” refer to the legal currency of China;

  “SEC” refers to the Securities and Exchange Commission;

  “Securities Act” refers to the Securities Act of 1933, as amended;

  “U.S. dollars,” “dollars” and “$” refer to the legal currency of the United States;

  “Weifang Longhai Industry” refers to Weifang Longhai Industry Co., Ltd., a PRC limited company;

  “Weifang Longhai Zhiye” refers to Weifang Longhai Zhiye Co., Ltd., a PRC limited company;

  “Weifang Qilu” refers to Weifang Qilu Guotai Properties Co., Ltd., a PRC limited company;

  “Weihai Economic” refers to Weihai Economic & Technology Development Zone Longhai Properties Co., Ltd., a PRC limited company; and

  “Weihai Mingwei” refers to Weihai Mingwei Industry Co., Ltd., a PRC limited company.

Overview

We are one of the leading real estate development companies located in Qingdao, Shandong province, China. In 2008, we were recognized in the official City of Qingdao Commission of Development & Construction’s evaluation as one of the top ten real estate developers in Qingdao, measured by a combination of revenue, customer satisfaction, as well as several other factors.

Through our Chinese subsidiaries, we develop and sell residential and commercial properties, targeting middle and upper income customers in the coastal region of the Shandong peninsula (Greater Qingdao) located in northeastern China, including the cities of Qingdao, Weihai, and Yantai, as well as other inland locations, including Weifang.

As of June 25, 2010, we have completed 15 projects having a gross floor area, or GFA, of 1,191,722 square meters, of which approximately 92% has been sold. In addition, we have seven projects under construction with a total GFA of 735,274 square meters.

Our mission is to provide high-quality, comfortable, and convenient living space to middle and upper income customers, primarily in Shandong Province and in other provinces in China, while also earning for our shareholders an internal rate of return that exceeds our cost of capital. We expect to increase our market share through aggressive internal growth and prudent acquisitions in Shandong Province and in other provinces in China. Our goal is to be one of the top two real estate developers in Greater Qingdao in the next five years by capturing and exploiting the growth opportunities in Shandong Province and by providing the most desirable coastal and inland apartments to middle and upper income customers, as well as by increasing our development of commercial properties.

Recent Developments

On August 6, 2010, we changed our name from “Dragon Acquisition Corporation” to “China Oumei Real Estate Inc.” Please see our Current Report on Form 8-K filed with the SEC on August 6, 2010 for more information.

Second Quarter Financial Performance Highlights

In this quarter, we improved our performance in terms of total sales and gross profit, gross profit margin and net income, on a year-over-year basis, primarily as a result of our sales of new units in the Weihai International Plaza, Xingfu Renjia, Dongli Garden Phase 1, and Longhai Mingzhu projects. We also saw general and administrative expenses increase from the same period of last year as a result of our reverse acquisition of Leewell and related financing transaction completed on April 14, 2010.

The following summarizes certain key financial information for the second quarter.

  Total Sales: Total sales was approximately $28.2 million for the quarter ended June 25, 2010, an increase of $17.3 million, or 160.2%, from $10.9 million for the same period last year.

  Gross Profit and Margin: Gross profit was $9.3 million for the quarter ended June 25, 2010 as compared to $2.2 million for the same period last year. Gross margin was 33.0% for the three months ended June 25, 2010 as compared to 20.4% for the same period last year.

  Net Income: Net income was $3.9 million for the quarter ended June 25, 2010, an increase of $2.7 million, or approximately 227%, from $1.2 million for the same period of last year

  Fully diluted net income per share: Fully diluted net income per share was approximately $0.12 for the quarter ended June 25, 2010, as compared to approximately $0.04 for the same period last year.

Principal Factors Affecting Our Financial Performance

Our operating results are primarily affected by the following factors:

  Growth in the Chinese economy. We operate in China and derive almost all of our revenues from sales to customers in China. Economic conditions in China, therefore, affect virtually all aspects of our operations, including the demand for our properties, the availability and prices of our raw materials, and our other expenses.

  China has experienced significant economic growth, achieving a compound annual growth rate of more than 10% in gross domestic product from 1996 through 2008. China is expected to experience continued growth in all areas of investment and consumption. However, if the global economic recession were to become more protracted, China’s growth might be somewhat more modest, since China has not been entirely immune to the global economic slowdown and has been experiencing a slowing in its growth rate.

  Growth of the Chinese real estate market and the local markets in which our properties are sold. China’s real estate bull market began more than six years ago. According to the National Bureau of Statistics of China, the total GFA of residential and commercial properties sold increased from 224.1 million square meters in 2001 to 937.1 million square meters in 2009, a compound annual growth rate of 19.6%. Qingdao’s real estate market has also experienced strong growth since 2001. According to the Qingdao Statistics Yearbooks 2004-2008 and the Qingdao Municipal Bureau of Statistics, the compound annual growth rate, or CAGR, in Qingdao from 2003 to 2008 for GFA completed was 4.1%, the CAGR for GFA sold was 11.2%, and the CAGR for the average prices of properties in Qingdao was 16.6%. Weihai’s real estate market has seen similar increases. According to the Weihai Statistics Yearbooks 2004-2008 and the Qingdao Municipal Bureau of Statistics, the CAGR from 2003 to 2008 of GFA completed was 12.8%, for the GFA sold was 18.5%, and for average prices of properties in Weihai was 12.4%. Despite moderations in growth caused by the current global economic weakness in 2008 and 2009, we believe the structural forces in China and in the markets in which we sell our properties support continuing good demand for real estate during the next 10 years, however there can be no assurance that current trends will continue.

  China’s Economic Stimulus Programs. In response to the global financial and economic crisis, the Chinese government announced a RMB 4 trillion stimulus program on November 27, 2008. Within the RMB 4 trillion package, about RMB 400 billion will go toward civil works, including low-income housing and renovation, which we believe will benefit the Shandong Province. Two additional categories (technology advances and industry restructuring, which together will be allocated RMB 370 billion, and infrastructure, which will be allocated RMB 1.5 trillion) are also expected to benefit industries in Qingdao, Weihai, Weifang, and the entire Shandong Province. On February 26, 2009, China’s State Council reinforced China’s 2008 stimulus package by further measures to stimulate specific industries in 2009. The industries included automobile, iron and steel, textiles, equipment manufacturing, shipbuilding, electronics and information technology, petrochemicals, light industries, nonferrous metals, and logistics. We believe China’s RMB 4 trillion stimulus package and its further efforts focused on 10 industries will improve Greater Qingdao’s economy, further strengthen the region’s long-term competitive ability, and support the demand for middle and upper income housing, as well as the need for better commercial and office space, and a few world-class hotels. However, although individuals and governments around the world hope that government stimulus efforts are starting to have the desired effects, the true benefits of these and perhaps additional stimulus efforts by local, provincial, and national governments in China, as well as by other countries, is not yet assured, since the sustainability of the global economic recovery is yet to be proven.

  Recent Efforts by the Chinese Government to Cool Down the Real Estate Industry. In response to concerns over the scale of the increase in property investments, the PRC government has implemented certain measures and introduced policies to curtail property speculation and promote the healthy development of the real estate industry in China. We believe that we have the ability, willingness, and flexibility to provide housing across all the price ranges in our target markets in China. We believe that demand will continue to grow reasonably for primary housing across the range of incomes, as China’s overall economy grows at a more sustainable pace and the government continues its nationwide policy to promote urbanization. In addition, we believe that targeting middle- income customers in second-tier and third-tier cities and offering affordable products make our properties less of a target for real estate speculation. Moreover, because we have consistently adopted a strategy of conducting much of our operations in second-tier and third-tier cities, focusing on middle-income families in these second-tier and third-tier cities, and offering affordable, "bread and butter" type of housing for the vast majority of the population in under-served markets, we believe that our properties have been and will continue to be less of a target for real estate speculation. We also believe that the government’s efforts to curb speculative activity in the housing market will in fact benefit us in that they provide a long-term, healthy, and sustainable policy environment for our growth strategy. However, there can be no assurance that China’s current more restrictive approach to the economics of housing, especially in the speculative or over-invested parts of the housing market, would not have a negative influence on our business, especially in the near term.

Results of Operations

Comparison of Three Months Ended June 25, 2010 and June 25, 2009

The following table shows key components of our results of operations during the three months ended June 25, 2010 and 2009, in both dollars and as a percentage of our total sales.

	Three Months Ended		Three Months Ended
U.S. dollars, except percentages	June 25, 2010		June 25, 2009
		Percent of		Percent of
	Dollars	Total Sales	Dollars	Total Sales
Total Sales	$28,241,343	100.00%	$10,855,715	100.00%
Cost of sales	(18,935,451)	-67.05%	(8,642,158)	-79.61%
Gross profit	9,305,892	32.95%	2,213,557	20.39%

Advertising expenses	(61,678)	-0.22%	(9,511)	-0.09%
Commissions	-	-	(84,958)	-0.78%
Selling expenses	(12,879)	-0.05%	(6,503)	-0.06%
Bad debt recovery	11,221	0.04%	382,785	3.53%
General and administrative expenses	(2,938,282)	-10.40%	(482,842)	-4.45%
Income from operations	6,304,274	22.32%	2,012,528	18.54%
Gain on business acquisition ("bargain purchase")	-	-	499,065	4.60%
Miscellaneous income	195,401	0.69%	(7,640)	-0.07%
Interest expense and finance charges (net of interest income)	(79,145)	-0.28%	(339,387)	-3.13%
Income before income taxes	6,420,530	22.73%	2,164,566	19.94%
Income taxes	(2,483,695)	-8.79%	(961,887)	-8.86%
Net income	3,936,835	13.94%	1,202,679	11.08%

Foreign currency translation adjustment	59,033	0.21%	(48,891)	-0.45%
Comprehensive income	$3,995,868	14.15%	$1,153,788	10.63%

Total Sales. Our total sales increased 160.2% to $28.2 million in the three months ended June 25, 2010 from $10.9 million in the same period last year, primarily as a result of our sales of new units in the Weihai International Plaza, Xingfu Renjia, Dongli Garden Phase 1, and Longhai Mingzhu projects in the second quarter of 2010. No revenue was recognized for these projects in the same period of 2009.

We apply the percentage of completion method of accounting for revenue recognition of our development properties. See “Critical Accounting Policies – Revenue Recognition” below for a detailed discussion of how we recognize revenue under the percentage of completion method of accounting.

The following table sets forth for the three months ended June 25, 2010 and 2009 the aggregate GFA and the related revenues recognized by project:

		GFA Delivered		Percentage of
		for Three		Total GFA
		Months Ended		Delivered as of		Revenues recognized for
		June 25,		June 25, (2)		Three Months Ended June 25, (3)
	Total
	GFA(1)	2010	2009	2010	2009	2010		2009
	m2	m2	m2%		%	US$	%	US$	%
Fuxiang
Huayuan 1	52,830	-	-	-	-	32,904	0.11%	-	-
Fuxiang
Huayuan 2	18,392	-	-	-		-	-	705,309	6.50%
Xingfu
Renjia 1	85,546	-	-	-	-	3,595,556	12.73%	-	-
Oumei
Complex 1	91,778	-	-	-	-	-	-	711,373	6.55%

Total	248,546	-	-			3,628,460		1,416,682

(1)	The amounts for “total GFA” in this table are the amounts of total saleable GFA and are derived on the following basis for properties that are sold, since total GFA of buildings includes sellable GFA and unsellable GFA (such as common areas and property management spaces, etc.), the total GFA is based on the sale contracts relating to such property;

for unsold properties that are completed or under construction, the total GFA is calculated based on the detailed construction blueprint and the calculation method approved by the PRC government for saleable GFA, after necessary adjustments; and

for properties that are under planning, the total GFA is calculated based on the floor area ratio approved in the land grant contract and our internal projections, subject to adjustments upon completion of construction blueprints.

(2)	Percentage of total GFA delivered is the total GFA delivered as of a period end divided by the project’s total GFA.

(3)	Percentage of all real estate sales revenues for the period, including finished goods and work-in-process inventory.

The following table sets forth the percentage of completion, the percentage sold and related revenues for our projects for the three months ended June 25, 2010 and 2009.

				Percentage
		Percentage of		Sold –
		Completion		Accumulated
		as of		as of		Revenues recognized for
	Total	June 25, (1)		June 25, (2)		Three Months Ended June 25, (3)
	GFA	2010	2009	2010	2009	2010		2009
	m2%		%	%	%	US$	%	US$	%
Longhai Lidu 1	51,450	100.0%	-	-	-	-	-	-	-
Longhai Lidu 2	79,193	23.0%	67.0%	21.0%	80.0%	1,480,902	5.2%	6,314,868	58.2%
Qilu Textile Centre (Commercial)	142,499	-	-	-	-	-	-	316,632	2.9%
Qilu Textile Centre (Commercial)	71,456	25.0%	75.0%	4.0%	32.0%	232,110	0.8%	1,877,623	17.3%
Weihai International Plaza	54,818	60.0%	-	11.0%	-	4,152,721	14.7%	-	-
Dongli Garden 1	213,315	-	-	12.0%	-	7,980,136	28.3%	-	-
Longhai Mingzhu	51,902	36.0%	-	45.0%	-	9,795,364	34.7%	-	-
Oumei Complex 2	70,587	-	-	-	-	-	-	-	-
Total	735,220					23,641,233		8,509,123

(1)	This ratio of completion is determined by an independent third party hired by the Company.

(2)

Percentage sold is calculated by dividing contracted sales value from property sales by total estimated sales value of the relevant project, estimated as of the time of preparation of our interim financial statements as of and for the applicable period.

(3)	Percentage of all real estate sales revenues for the period, including finished goods and work-in-process inventory.

The following table sets forth the square meters sold and average selling price per square meter by each project on a consolidated basis for the three months ended June 25, 2010 and 2009.

	For Three Months Ended					For Three Months Ended
	June 25, 2010					June 25, 2009
				Square	Average				Square	Average
	Contract	%	Revenues	Meters	Selling	Contract	%	Revenues	Meters	Selling
	sales	Complete	Recognized	sold	Price	sales	Complete	Recognized	sold	Price
	US$	%	US$	m2	US$/m²	US$	%	US$	m2	US$/m2
Fuxiang Huayuan 1	32,904	100%	32,905	-	-	-	-	-	-	-
Fuxiang
Huayuan 2	-	-	-	-	-	4,693,842	15%	705,309	18,392	255
Xingfu Renjia 1	3,595,556	100%	3,595,556	12,415	290	-	-	-	-	-
Oumei Complex 1	-	-	-	-	-	3,322,828	21%	711,373	13,377	248
Longhai Lidu 1	-	-	-	-	-	-	-	-	-	-
Longhai Lidu 2	6,316,345	23%	1,480,902	17,015	371	23,917,972	26%	6,314,868	63,664	376
Qilu Textile Centre (Commercial)	-	-	-	-	-	316,632	100%	316,632	950	333
Qilu Textile Centre (Residential)	928,440	25%	232,110	3,105	299	5,176,635	36%	1,877,623	23,039	225
Weihai International Plaza	6,921,202	60%	4,152,721	6,281	1,102	-	-	-	-	-
Dongli Garden 1	7,980,136	100%	7,980,136	22,005	363	-	-	-	-	-
Longhai Mingzhu	27,219,015	36%	9,795,364	23,530	1,157	-	-	-	-	-
Oumei Complex 2	-	-	-	-	-	-	-	-	-	-
Sales of Inventory(1)	971,457	100%	971,457	3,985	244	929,910	100%	929,910	1,805	515
Foreign Exchange Adjustment			192
Total	53,965,055		28,241,343	88,336	611	38,357,819		10,855,715	121,227	316

(1) The sales of inventory are defined as the sale of unsold properties from projects completed prior to the applicable period.

Cost of sales. Our cost of sales increased 119.1% to $18.9 million in the three months ended June 25, 2010 from $8.6 million in the same period last year, mainly due to the increase in sales.

Gross profit and gross profit margin. Our gross profit increased 320.4% to $9.3 million in the three months ended June 25, 2010 from $2.2 million in the same period last year. The gross profit margin (gross profit as a percentage of total  sales) was 33% for the three months ended June 25, 2010 and 20.4% for the three months ended June 25, 2009. The increase in the gross profit margin was primarily due to sales of our commercial/office projects such as Longhai Mingzhu and Longhai Weihai International Plaza projects, which have relatively higher gross profit margins than typical residential projects sold in the same period of last year.

Advertising expenses. Advertising expenses increased 548% to $0.062 million in the three months ended June 25, 2010 from $0.01 million in the same period last year, mainly due to the advertising activities for our Weihai International Plaza project, which are more expensive than residential projects.

Commissions. The Company did not incur commission expenses in the three months ended June 25, 2010, compared to $84,958 incurred in the same period last year, due to the fact that all the sales were conducted through salaried internal salespersons this year, while during the same period last year the Company paid commissions to third-party agencies on residential projects in the initial sales period.

Selling expenses. Our selling expenses increased 98% to $0.013 million in the three months ended June 25, 2010 from $0.007 million in the same period last year, mainly due to selling expenses related to our Weihai International Plaza project. Most of our projects are residential projects. As a commercial/office project, our Weihai International Plaza project naturally involved more selling and marketing efforts and costs than a typical residential project, including rental and fit out of the sales center, production of posters, brochures and other media advertisement, and hiring and training of sales personnel.

Bad debt recovery. Our bad debt recovery decreased 97.1% in the three months ended June 25, 2010 from the same period last year, primarily due to the fact that our total amount of bad debt has decreased year-over-year, as management has been putting more effort in receivables collection during the past year.

General and administrative expenses. General and administrative expenses increased 508.5% in the three months ended June 25, 2010 from the same period in 2009, primarily due to expenses related to new subsidiaries that the company acquired since June 25, 2009, i.e., CXSY and LHFDC, and expenses related to the April 14, 2010, reverse acquisition transaction and private placement transaction.

Interest expense and finance charges (net of interest income). Interest expense and finance charges decreased 76.7% to $0.079 million in the three months ended June 25, 2010 from $0.339 million in the same period in 2009, primarily due to a reduction of the balance of the Company’s borrowings in the 2010 period and a decrease in interest rates. Please refer to Notes 13 and 14 to the financial statements for detailed information on our short-term and long-term borrowings.

Income taxes. Income taxes increased 158.2% to $2.5 million in the three months ended June 25, 2010 from $0.96 million in the same period in 2009, mainly due to the higher income before taxes and the increase in effective tax rate resulting from permanent differences caused by non-deductible expenses.

Net income. Net income increased 227.3% to $3.9 million in the three months ended June 25, 2010 from $1.2 million in the same period last year, mainly due to the increase in total sales and in gross profit margin.

Comparison of Six Months Ended June 25, 2010 and June 25, 2009

The following table shows key components of our results of operations during the six months ended June 25, 2010 and 2009, in both dollars and as a percentage of our total sales.

	Six Months Ended		Six Months Ended
U.S. dollars, except percentages	June 25, 2010		June 25, 2009
		Percent of		Percent of
	Dollars	Total Sales	Dollars	Total Sales
Total Sales	$56,461,539	100.00%	$27,669,064	100.00%
Cost of sales	(40,146,847)	-71.10%	(18,796,008)	-67.93%
Gross profit	16,314,692	28.90%	8,873,056	32.07%

Advertising expenses	(149,909)	-0.26%	(172,015)	-0.62%
Commissions	-	-	(84,958)	-0.31%
Selling expenses	(31,280)	-0.06%	(15,074)	-0.05%
Bad debt recovery	180,833	0.32%	509,345	1.84%
General and administrative expenses	(3,779,215)	-6.69%	(1,027,242)	-3.71%
Income from operations	12,535,121	22.21%	8,083,112	29.22%
Gain on business acquisition ("bargain purchase")	-	-	499,065	1.8%
Miscellaneous income	181,224	0.32%	183,696	0.66%
Interest expense and finance charges (net of interest income)	(234,529)	-0.42%	(803,447)	-2.90%
Income before income taxes	12,481,816	22.11%	7,962,426	28.78%
Income taxes	4,436,498	7.86%	2,525,443	9.13%
Net income	8,045,318	14.25%	5,436,983	19.65%

Foreign currency translation adjustment	(9,925)	-0.02%	299,397	1.08%
Comprehensive income	$8,035,393	14.23%	$5,736,380	20.73%

Total Sales. Our total sales increased 104.1% to $56.5 million in the six months ended June 25, 2010 from $27.7 million in the same period last year, primarily as a result of our sales of new units in the Weihai International Plaza, Xingfu Renjia, Dongli Garden Phase 1, and Longhai Mingzhu projects in the first six months of 2010. No revenue was recognized for these projects in the same period of 2009.

We apply the percentage of completion method of accounting for revenue recognition of our development properties. See “Critical Accounting Policies – Revenue Recognition” below for a detailed discussion of how we recognize revenue under the percentage of completion method of accounting.

The following table sets forth for the six months ended June 25, 2010 and 2009 the aggregate GFA and the related revenues recognized by project:

		GFA Delivered		Percentage of
		for Six		Total GFA
		Months Ended		Delivered as of			Revenues recognized for
	Total	June 25,		June 25, (2)			Six Months Ended June 25, (3)
	GFA(1)	2010	2009	2010	2009	2010		2009
	m²	m²	m²	%	%	US$	%	US$	%
Fuxiang Huayuan 1	52,830	-	-	-	-	71,567	0.13%	-	-
Fuxiang Huayuan 2	18,392	-	-	-	-	-	-	3,285,689	11.87%
Xingfu Renjia 1	85,546	-	-	-	-	7,882,729	13.96%	-	-
Oumei Complex 1	91,778	-	-	-	-	349,280	0.62%	2,538,056	9.17%
Total	248,546	-	-	-	-	8,303,576		5,823,745

(1)	The amounts for “total GFA” in this table are the amounts of total saleable GFA and are derived on the following basis for properties that are sold, since total GFA of buildings includes sellable GFA and unsellable GFA (such as common areas and property management spaces, etc.), the total GFA is based on the sale contracts relating to such property;

for unsold properties that are completed or under construction, the total GFA is calculated based on the detailed construction blueprint and the calculation method approved by the PRC government for saleable GFA, after necessary adjustments; and

for properties that are under planning, the total GFA is calculated based on the floor area ratio approved in the land grant contract and our internal projections, subject to adjustments upon completion of construction blueprints.

(2)	Percentage of total GFA delivered is the total GFA delivered as of a period end divided by the project’s total GFA.

(3)	Percentage of all real estate sales revenues for the period, including finished goods and work-in-process inventory.

The following table sets forth the percentage of completion, the percentage sold and related revenues for our projects for the six months ended June 25, 2010 and 2009.

				Percentage Sold
		Percentage of		–
		Completion		Accumulated
		as of		as of		Revenues recognized for
	Total	June 25, (1)		June 25, (2)		Six Months Ended June 25, (3)
	GFA	2010	2009	2010	2009	2010		2009
	m²	%	%	%	%	US$	%	US$	%
Longhai Lidu 1	51,450	100.0%	-	-	-	50,482	0.1%	-	-
Longhai Lidu 2	79,193	18.0%	67.0%	66.9%	80.0%	3,616,500	6.4%	15,989,918	57.8%
Qilu Textile Centre (Commercial)	142,499	-	-	0.1%	0.7%	42,772	0.1%	316,632	1.1%
Qilu Textile Centre (Residential)	71,456	33.0%	75.0%	5.0%	32.2%	350,421	0.6%	4,608,858	16.7%
Weihai International Plaza	54,818	60.0%	-	11.5%	-	4,152,721	7.4%	-	-
Dongli Garden 1	213,315	-	-	41.5%	-	28,096,411	49.8%	-	-
Longhai Mingzhu	51,902	36.0%	-	45.3%	-	9,795,364	17.3%	-	-
Oumei Complex 2	70,587	-	-	-	-	-	-	-	-
Total	735,220					46,104,671		20,915,408

(1)	This ratio of completion is determined by an independent third party hired by the Company.

(2)

Percentage sold is calculated by dividing contracted sales value from property sales by total estimated sales value of the relevant project, estimated as of the time of preparation of our interim financial statements as of and for the applicable period.

(3)	Percentage of all real estate sales revenues for the period, including finished goods and work-in-process inventory.

The following table sets forth the square meters sold and average selling price per square meter by each project on a consolidated basis for the six months ended June 25, 2010 and 2009.

	For Six Months Ended					For Six Months Ended
	June 25, 2010					June 25, 2009
				Square	Average			Square		Average
	Contract	%	Revenues	Meters	Selling	Contract	%	Revenues	Meters	Selling
	sales	Complete	Recognized	sold	Price	sales	Complete	Recognized	sold	Price
	US$	%	US$	m2	US$/m2	US$	%	US$	m2	US$/m2
Fuxiang Huayuan 1	71,567	100%	71,567	-	-	-	-	-	-	-
Fuxiang Huayuan 2	-	-	-	-	-	4,693,842	70%	3,285,689	18,392	255
Xingfu Renjia 1	7,882,729	100%	7,882,729	27,293	289	-	-	-	-	-
Oumei Complex 1	349,280	100%	349,280	1,186	295	3,322,828	76%	2,538,056	13,377	248
Longhai Lidu 1	50,482	100%	50,482	123	410	-	-	-	-	-
Longhai Lidu 2	20,011,355	18%	3,616,500	53,026	377	23,917,972	67%	15,989,918	63,664	376
Qilu Textile Centre
(Commercial)	42,772	100%	42,772	123	348	316,632	100%	316,632	950	333
Qilu Textile Centre
(Residential)	1,046,751	33%	350,421	3,565	294	6,182,686	75%	4,608,858	23,039	268
Weihai International
Plaza	6,921,202	60%	4,152,721	6,281	1,102	-	-	-	-	-
Dongli Garden 1	28,096,411	100%	28,096,411	78,619	357	-	-	-	-	-
Longhai Mingzhu	27,219,015	36%	9,795,364	23,530	1,157	-	-	-	-	-
Oumei Complex 2	-	-	-	-	-	-	-	-	-	-
Sales of Inventory(1)	2,053,290	100%	2,053,292	5,760	356	929,911	100%	929,911	2,314	402
Total	93,744,855		56,461,539	199,506	470	39,363,870		27,669,064	121,736	323

(1) The sales of inventory are defined as the sale of unsold properties from projects completed prior to the applicable period.

Cost of sales. Our cost of sales increased 114% to $40.1 million in the six months ended June 25, 2010 from $18.8 million in the same period last year, mainly due to the increase in sales.

Gross profit and gross profit margin. Our gross profit increased 83.9% to $16.3 million in the six months ended June 25, 2010 from $8.9 million in the same period last year. The gross profit margin (gross profit as a percentage of total sales) was 28.9% for the six months ended June 25, 2010 and 32.1% for the six months ended June 25, 2009. The decline in the gross profit margin was primarily due to sales of new properties related to villager relocation efforts for our Dongli Garden project, which contributed approximately 49.9% of total sales in the 2010 period. The project was a joint effort between the Company and local government agencies, and Phase I of the project mainly involved relocating villagers previously residing on the parcel designated for Phase II. Therefore, as part of the government’s urban modernization initiatives, the government strictly regulated the selling prices of all Phase I units, which were on average considerably below would-be market prices and in turn resulted in a lower profit margin. Since Phase II will be entirely sold at market prices, the same experience will not occur again.

Advertising expenses. Advertising expenses decreased 12.9% to $0.15 million in the six months ended June 25, 2010 from $0.172 million in the same period last year, mainly due to the fact that most of the existing projects were completed by the end of 2009 and the Company reduced its advertising efforts in the first six months of 2010 on existing projects.

Commissions. The Company did not incur commission expenses in the six months ended June 25, 2010, compared to $84,958 incurred in the same period last year, due to the fact that all the sales were conducted through salaried internal salespersons this year, while during the same period last year the Company paid commissions to third-party agencies on residential projects in the initial sales period.

Selling expenses. Our selling expenses increased 107.5% to $0.031 million in the six months ended June 25, 2010 from $0.015 million in the same period last year, mainly due to selling expenses related to our Weihai International Plaza project. Most of our projects are residential projects. As a commercial/office project, our Weihai International Plaza project naturally involved more selling and marketing efforts and costs than a typical residential project, including rental and fit out of the sales center, production of posters, brochures and other media advertisement, and hiring and training of sales personnel.

Bad debt recovery. Our bad debt recovery decreased 64.5% in the six months ended June 25, 2010 from the same period last year, primarily due to the fact that our total amount of bad debt has decreased year-over-year, as management has been putting more effort in receivables collection during the past year

General and administrative expenses. General and administrative expenses increased 267.9% in the six months ended June 25, 2010 from the same period in 2009, primarily due to expenses related to new subsidiaries that the company acquired since June 25, 2009, i.e., CXSY and LHFDC, and expenses related to the April 14, 2010, reverse acquisition transaction and private placement transaction.

Interest expense and finance charges (net of interest income). Interest expense decreased 70.8% to $0.23 million in the six months ended June 25, 2010 from $0.8 million in the same period in 2009, primarily due to the fact that the balance of the Company’s borrowings were less in the 2010 period and a decrease in interest rates. Please refer to Notes 13 and 14 to the financial statements for detailed information on our short-term and long-term borrowings.

Income taxes. Income taxes increased 75.7% to $4.4 million in the six months ended June 25, 2010 from $2.5 million in the same period in 2009, mainly due to the higher income before taxes and the increase in effective tax rate resulting from permanent differences caused by non-deductible expenses.

Net income. Net income increased 48% to $8.0 million in the six months ended June 25, 2010 from $5.4 million in the same period last year, mainly due to the increase in total sales and increase in gross profit.

Liquidity and Capital Resources

As of June 25, 2010, we had cash and cash equivalents of approximately $12.4 million. The following table provides a summary of our net cash flows from operating, investing, and financing activities. To date, we have financed our operations primarily through net cash flow from operations, augmented by short-term bank borrowings and equity contributions by our shareholders.

U.S. Dollars	Six Months Ended June 25,
	2010	2009
Net cash provided by operating activities	$6,584,162	$14,851,041
Net cash provided by (used in) investing activities	(103,220)	386,150
Net cash provided by (used in) financing activities	3,645,863	(10,683,148)
Effects of exchange rate change in cash	2,891	1,186
Net increase in cash and cash equivalents	$10,129,696	$4,554,229

Operating Activities

In accordance with Accounting Standards Codification, or ASC, 230, Statement of Cash Flows, cash flows from our operations are calculated based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheets.

Net cash provided by operating activities was $6.6 million in the six months ended June 25, 2010, compared with $14.9 million provided by operating activities in the same period last year. Net income after adjustment for noncash items was $13.6 million in the six months ended June 25, 2010. This increase was augmented by a reduction in inventories of $24.4 million, an increase in income recognized but not billed of $3.7 million, an increase in taxes incurred but not paid of $2.1 million, an increase of $2.2 million in deposits received from customers, and an increase of $0.2 million in restricted cash. This total increase of $32.6 million was offset by an increase of $7.2 million of loans to a related party, an increase of $3.2 million of other receivables, and a $27.3 million income recognized but where no payment was received.

Investing Activities

Net cash used in investing activities in the six months ended June 25, 2010 was $0.1 million, compared with $0.4 million provided by investing activities in the same period last year. The decrease was mainly due to the purchase of fixed assets in the first six months of 2010.

Financing Activities

Net cash provided by financing activities in the six months ended June 25, 2010 was $3.6 million, compared with $10.7 million net cash used in financing activities in the same period in 2009. The increase in net cash provided by financing activities was mainly from cash proceeds from the April 14, 2010, private placement transaction.

As of June 25, 2010, the amount, maturity date and term of each of our loans were as follows:

Bank	Amount Outstanding	Interest	Maturity Date	Duration
		Rate
Rural Credit Cooperatives	RMB 9,000,000	9.08%	January 13, 2011	1 year
Fangzi Branch	(approximately $1,320,930)
Employee Loan	RMB 1,872,568	5.82%	December 25, 2010	1 year
	(approximately $274,837)
Employee Loan	RMB 663,190	9.37%	December 25, 2010	1 year
	(approximately $97,336)
China Industry and Commercial	RMB 200,000,000	7.43%	November 2011	3 years
Bank Chengyang Branch	(approximately $29,354,000)
China Construction Bank Weihai	RMB 40,000,000	5.31%	75%, December 2011	2 years
Branch	(approximately $5,870,800)		25%, April 2012
TOTAL	RMB 251,535,758
	(approximately $36,917,903)

As the majority of our outstanding loans are real estate development loans, we believe that our operating cash provided by general sales is sufficient to repay the portion of such loans that is due within the next 12 months. We also believe that our currently available working capital should be adequate to sustain our operations at our current levels through at least the next twelve months. We may, however, in the future require additional cash resources due to changed business conditions, implementation of our strategy to expand our production capacity, or other investments or acquisitions we may decide to pursue. If our own financial resources are insufficient to satisfy our capital requirements, we may seek to sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity securities could result in dilution to our shareholders. The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, could limit our ability to expand our business operations and could harm our overall business prospects.

Obligations Under Material Contracts

The table below shows our contractual obligations as of June 25, 2010.

U.S. Dollars	Payments Due by Period
					More
Contractual		Less than			than
Obligations	Total	1 year	1-3 years	3-5 years	5 years
Long-term and short-term debt obligations	$36,917,903	$1,693,103	$35,224,800	-	-
Interest expense obligations for outstanding debt	3,753,511	143,432	3,610,079	-	-
Other obligations	-	-	-	-	-
Total	$40,671,414	1,836,535	38,834,879	-	-

Inflation

Inflation and changing prices have not had a material effect on our business, and we do not expect that inflation or changing prices will materially affect our business in the foreseeable future. However, our management will closely monitor price changes in the Chinese economy and the real estate industry and continually maintain effective cost controls in operations.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, sales or expenses, results of operations, liquidity or capital expenditures, or capital resources that are material to an investment in our securities.

Seasonality

Our operating results and operating cash flows historically have not been subject to dramatic seasonal variations, although there is an increase in advertising and selling expenses when we begin pre-sales of new projects under construction. New market opportunities or new project introductions could change any perceived patterns, seasonal or operational.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires our management to make assumptions, estimates, and judgments that affect the amounts reported, including the notes thereto, and related disclosures of commitments and contingencies, if any. We have identified certain accounting policies that are significant to the preparation of our financial statements. These accounting policies are important for an understanding of our financial condition and results of operations. Critical accounting policies are those that are most important to the portrayal of our financial condition and results of operations and require management’s difficult, subjective, or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Certain accounting estimates are particularly sensitive because of their significance to financial statements and because of the possibility that future events affecting the estimate may differ significantly from management’s current judgments. We believe the following critical accounting policies involve the most significant estimates and judgments used in the preparation of our financial statements.

Revenue Recognition

Real estate sales are reported in accordance with the provisions of ASC 360-20, Property, Plant and Equipment, Real Estate Sales, Sales Other Than Retail Land Sales. Revenue from the sales of development properties where the construction period is twelve months or less is recognized by the full accrual method when the sale is consummated. A sale is not considered consummated until (1) the parties are bound by the terms of a contract or agreement, (2) all consideration has been exchanged, (3) any permanent financing of which the seller is responsible has been arranged, (4) all conditions precedent to closing have been performed, (5) the seller does not have substantial continuing involvement with the property, and (6) the usual risks and rewards of ownership have been transferred to the buyer. Revenue recognized to date in excess of amounts received from customers is classified as current assets under contracts receivable. Sales transactions not meeting all the conditions of the full accrual method are accounted for using the deposit method of accounting. Under the deposit method, all costs are capitalized as incurred, and payments received from the buyer are recorded as a deposit liability.

Effective December 26, 2008, the Company adopted the percentage-of-completion method of accounting for revenue recognition for all building construction projects in progress in which the construction period was expected to be more than twelve months at that date. The full accrual method was used before that date for all of our residential and commercial projects. The Company changed to the percentage-of-completion method for contracts longer than one year as this method more accurately reflects how revenue is earned on these contracts, particularly for interim reporting purposes.

Revenue and profit from the sale of development properties where the construction period is more than twelve months is recognized by the percentage-of-completion method on the sale of individual units when the following conditions are met: (1) construction is beyond a preliminary stage; (2) the buyer is committed to the extent of being unable to require a refund except for non-delivery of the unit; (3) sufficient units have already been sold to assure that the entire property will not revert to rental property; (4) sales prices are collectible and (5) aggregate sales proceeds and costs can be reasonably estimated. If any of these criteria are not met, proceeds are accounted for as deposits until the criteria are met and/or the sale consummated.

Under the percentage of completion method, revenues from units sold and related costs are recognized over the course of the construction period, based on the completion progress of a project. In relation to any project, revenue is determined by calculating the ratio of completion and applying that ratio to the contracted sales amounts. This ratio of completion is determined by an independent third party hired by the Company as the contractors employed by the Company request advance payments and do not specifically allocate these costs to the various projects. Cost of sales is recognized by multiplying the ratio by the total budgeted costs. Changes to total estimated contract costs or losses, if any, are recognized in the period in which they are determined. Revenue recognized to date in excess of amounts received from customers is classified as current assets under revenue in excess of billings. Amounts received from customers in excess of revenue recognized to date are classified as current liabilities under customer deposits.

Any losses incurred or identified on real estate transaction are recognized in the period in which the transaction occurs.

Real Estate Capitalization and Cost Allocation

Properties under construction or held for sale consist of residential and commercial units under construction and units completed.

Properties under construction or held for sale are stated at cost or estimated net realizable value, whichever is lower. Costs include costs of land use rights, direct development costs, including predevelopment costs, interest on indebtedness, construction overhead and indirect project costs. Total estimated costs of multi-unit developments are allocated to individual units based upon specific identification methods. Costs of land use rights include land premiums and deed tax and are allocated to projects on the basis of acreage and GFA.

Allowance for Doubtful Accounts

The Company recognizes an allowance for doubtful accounts to ensure contracts receivable, related party receivables and other receivables are not overstated due to uncollectability. Bad debt reserves are maintained for all customers based on a variety of factors, including the length of time the receivables are past due, significant one-time events and historical experience. An additional reserve for individual accounts is recorded when the Company becomes aware of a customer's or debtor's inability to meet its financial obligation, such as in the case of bankruptcy filings or deterioration in the customer's or debtor’s operating results or financial position. If circumstances related to customers or debtors change, estimates of the recoverability of receivables would be further adjusted.

Land Appreciation Tax (“LAT”)

In accordance with the relevant taxation laws in the PRC, the Company is subject to LAT based on progressive rates ranging from 30% to 60% on the appreciation of land value, which is calculated as the proceeds of sales of properties less deductible expenditures, including borrowings costs and all property development expenditures. The tax rules to implement the laws stipulate that the whole project must be completed before the LAT obligation can be assessed. Accordingly, the Company records the liability and the related expense at the completion of a project, unless the tax authorities impose an assessment at an earlier date. Deposits made against the eventual obligation are included in prepaid expenses.

Recent Accounting Pronouncements

ASU No. 2009-13, Revenue Recognition (Topic 605) – Multiple-Deliverable Revenue Arrangements – a consensus of the FASB Emerging Issues Task Force

This ASU addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. The ASU is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.

ASU No. 2009-14, Software (Topic 985) – Certain Revenue Arrangements That Include Software Elements – a consensus of the FASB Emerging Issues Task Force

The amendments in this ASU change the accounting model for revenue arrangements that include both tangible products and software elements. The ASU is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.

ASU No. 2009-15, Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing

This ASU concludes that at the date of issuance, a share-lending arrangement entered into on an entity’s own shares in contemplation of a convertible debt offering or other financing is required to be measured at fair value and recognized as issuance cost in the financial statements of the entity. The ASU is effective for fiscal years beginning on or after December 15, 2009, and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years. The ASU is effective for interim or annual periods beginning on or after June 15, 2009, for share-lending arrangements entered into in those periods.

ASU No. 2009-16, Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets

Among other provisions, this ASU eliminates the concept of a “qualifying special-purpose entity” from SFAS No. 140 and removes the exception from applying FIN No. 46(R) to qualifying special-purpose entities. This ASU is effective at the beginning of a reporting entity’s first fiscal year that begins after November 15, 2009.

ASU No. 2009-17, Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities

Among other provisions, this ASU amends FIN No. 46(R) to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. This ASU is effective at the beginning of a company’s first fiscal year that begins after November 15, 2009.

ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures about Fair Value Measurements

This ASU affects all entities that are required to make disclosures about recurring and nonrecurring fair value measurements under FASB ASC Topic 820, originally issued as FASB Statement No. 157, Fair Value Measurements. The ASU requires certain new disclosures and clarifies two existing disclosure requirements. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.

ASU No. 2010-08, Technical Corrections to Various Topics

This ASU eliminates certain inconsistencies and outdated provisions and provides needed clarifications. The changes are generally non substantive in nature and will not result in pervasive changes to current practice. However, the amendments that clarify the guidance on embedded derivatives and hedging (ASC Subtopic 815-15) may cause a change in the application of that Subtopic. The clarifications of the guidance on embedded derivatives and hedging (Subtopic 815-15) are effective for fiscal years beginning after December 15, 2009. The other amendments are effective as of the first reporting period (including interim periods) beginning after February 2, 2010.

None of these recent pronouncements, whether adopted in the current quarter or effective in the future, have had or are expected to have a material effect on our financial position or results of operations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk

We are exposed to interest rate risk primarily with respect to our short-term bank loans and long-term bank loans. Although the interest rates, which are based on the banks’ prime rates with respect to our short-term loans, are fixed for the terms of the loans, the terms are typically three to twelve months for short-term bank loans and interest rates are subject to change upon renewal. There were no material changes in interest rates for short-term bank loans renewed during the three months ended June 25, 2010.

A hypothetical 1.0% increase in the annual interest rates for all of our credit facilities under which we had outstanding borrowings as of June 25, 2010, would decrease net income before provision for income taxes by approximately $92,565 for the three months ended June 25, 2010. Management monitors the banks’ prime rates in conjunction with our cash requirements to determine the appropriate level of debt balances relative to other sources of funds. We have not entered into any hedging transactions in an effort to reduce our exposure to interest rate risk.

Foreign Exchange Risk

While our reporting currency is the U.S. Dollar, all of our consolidated sales and virtually all our consolidated costs and expenses are denominated in RMB. All of our assets are denominated in RMB except for cash. As a result, we are exposed to foreign exchange risk as our sales and results of operations may be affected by fluctuations in the exchange rate between U.S. Dollars and RMB. If RMB depreciates against the U.S. Dollar, the value of our RMB sales, earnings and assets as expressed in our U.S. Dollar financial statements will decline. Assets and liabilities are translated at exchange rates at the balance sheet dates and revenue and expenses are translated at the average exchange rates and shareholders’ equity is translated at historical exchange rates. Any resulting translation adjustments are not included in determining net income but are included in determining other comprehensive income, a component of shareholders’ equity. We have not entered into any hedging transactions in an effort to reduce our exposure to foreign exchange risk.

The value of the RMB against the U.S. dollar and other currencies is affected by, among other things, changes in China’s political and economic conditions. Since July 2005, the RMB has not been pegged to the U.S. dollar. Although the People’s Bank of China regularly intervenes in the foreign exchange market to prevent significant short-term fluctuations in the exchange rate, the RMB may appreciate or depreciate significantly in value against the U.S. dollar or Euro in the medium to long term. Moreover, it is possible that in the future, PRC authorities may lift restrictions on fluctuations in RMB exchange rate and lessen intervention in the foreign exchange market.

Inflation

Inflationary factors such as increases in the cost of our product and overhead costs may adversely affect our operating results. Although we do not believe that inflation has had a material effect on our financial position or results of operations to date, a high rate of inflation in the future may have an adverse effect on our ability to maintain current levels of gross margin and selling, general and administrative expenses as a percentage of net sales if the selling prices of our products do not increase with these increased costs.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that are designed to ensure that information that would be required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including to our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer, Mr. Weiqing Zhang, and Chief Financial Officer, Mr. Zhaohui John Liang, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 25, 2010. Based on our assessment, Mr. Zhang and Mr. Liang determined that, as of June 25, 2010, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

Changes in Internal Control Over Financial Reporting

During the quarter ended June 25, 2010, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these, or other matters, may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse affect on our business, financial condition or operating results.

ITEM 1A.	RISK FACTORS.

Investors are directed to the “Risk Factors” section of our Amendment No. 1 to Registration Statement on Form S-1/A filed with the SEC on August 2, 2010. There have been no material changes to the risk factors disclosed therein.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	(REMOVED AND RESERVED).

ITEM 5.	OTHER INFORMATION.

We have no information to disclose that was required to be in a report on Form 8-K during the period covered by this report, but was not reported. There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6.	EXHIBITS.

The following exhibits are filed as part of this report or incorporated by reference:

Exhibit No.	Description

31.1	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 16, 2010

CHINA OUMEI REAL ESTATE INC.

By: /s/ Weiqing Zhang
Weiqing Zhang, Chief Executive Officer
(Principal Executive Officer)

By: /s/ Zhaohui John Liang
Zhaohui John Liang, Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)