Form 10-Q
period 2010-09-25
CHINA OUMEI REAL ESTATE INC.
filed 2010-11-09
CIK 1368192

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 25, 2010

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to _______________________

Commission File Number: 000-52132

CHINA OUMEI REAL ESTATE INC.
(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands	N/A
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Floor 28, Block C
Longhai Mingzhu Building
No.182 Haier Road, Qingdao 266000
People’s Republic of China
(Address of principal executive offices, Zip Code)

(+86) 532 8099 7969
(Registrant’s telephone number, including area code)

__________________________________________________________________
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

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [X] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ]         No [X]

The number of shares outstanding of each of the issuer’s classes of common stock, as of November 8, 2010 is as follows:

Class of Securities	Shares Outstanding
Ordinary Shares, $0.002112 par value	31,000,062

Quarterly Report on FORM 10-Q
Three and Nine Months Ended September 25, 2010

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements	1
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	37
Item 4.	Controls and Procedures	38

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings	38
Item 1A.	Risk Factors	39
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	39
Item 3.	Defaults Upon Senior Securities	39
Item 4.	(Removed and Reserved)	39
Item 5.	Other Information	39
Item 6.	Exhibits	39

i

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CHINA OUMEI REAL ESTATE INC.
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 25, 2010 AND 2009

Page(s)
Financial Statements
Consolidated Balance Sheets	2
Consolidated Statements of Income and Comprehensive Income	3
Consolidated Statements of Cash Flows	4
Notes to Consolidated Financial Statements	5-21

CHINA OUMEI REAL ESTATE INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 25,
	2010	December 25,
	(Unaudited)	2009
ASSETS
CURRENT ASSETS
Cash	$17,795,092	$2,264,438
Restricted cash	2,544,290	1,641,778
Revenue in excess of billings	21,220,053	4,045,979
Contracts receivable, net	37,898,913	12,552,315
Related party receivable	5,655,475	2,949,102
Inventories	74,119,668	106,452,702
Other receivables, net	5,607,164	1,634,987
Prepaid expenses	2,189,509	1,461,670
Total Current Assets	167,030,164	133,002,971

PROPERTY, PLANT AND EQUIPMENT, NET	3,273,696	3,461,317
PROPERTY, PLANT AND EQUIPMENT, IDLE	1,792,800	1,530,390
GOODWILL	3,684,796	3,620,670
LAND USE RIGHTS, NET	55,017,970	54,060,495
DEFERRED TAX ASSETS	683,000	657,000
TOTAL ASSETS	$231,482,426	$196,332,843

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Current portion of long-term debt	$3,286,800	$35,217,320
Short term loans	1,649,636	2,719,432
Notes payable	-	146,800
Accounts payable	131,983	487,238
Customer deposits	20,838,705	19,780,472
Other payables	3,448,505	4,186,745
Taxes payable	29,958,857	26,049,956
Other current liabilities	116,416	207,936
Total Current Liabilities	59,430,902	88,795,899

LONG TERM DEBT	32,270,400	4,404,000

LONG TERM DEFERRED TAX LIABILITIES	16,201,096	8,781,998

SHAREHOLDERS' EQUITY
Preference stock, par value .002112 per share, 20,000,000 shares authorized, 2,774,700 shares issued and outstanding	5,860	-
Common stock, par value $0.002112 per share, 100,000,000 shares authorized, 31,000,062 shares issued and outstanding	65,472	65,472
Additional Paid in capital	17,641,865	8,947,427
Warrants Outstanding	3,177,032	-
Appropriated retained earnings	13,978,965	10,298,700
Unappropriated retained earnings	79,558,665	68,001,730
Accumulated other comprehensive income	9,152,169	7,037,617
Total Shareholders' Equity	123,580,028	94,350,946
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$231,482,426	$196,332,843

See accompanying notes to the unaudited consolidated financial statements.

CHINA OUMEI REAL ESTATE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(UNUADITED)

	For the Three Months Ended		For the Nine Months Ended
	September 25,	September 25,	September 25,	September 25,
	2010	2009	2010	2009
SALES	$32,380,594	$14,876,003	$88,842,133	$42,545,067

COST OF SALES	(19,963,410)	(9,601,830)	(60,110,257)	(28,397,838)

GROSS PROFIT	12,417,184	5,274,173	28,731,876	14,147,229

ADVERTISING	(53,095)	(37,021)	(203,004)	(209,036)
COMMISSION	(188,341)	(19,113)	(188,341)	(104,071)
SELLING EXPENSES	(24,796)	(17,676)	(56,076)	(32,750)
BAD DEBT RECOVERY (EXPENSE)	251,622	(841,025)	432,455	(331,680)
GENERAL AND ADMINISTRATIVE EXPENSES	(1,860,246)	(718,087)	(5,639,461)	(1,745,329)
INCOME FROM OPERATIONS	10,542,328	3,641,251	23,077,449	11,724,363

OTHER INCOME (EXPENSES)
Miscellaneous income (expenses)	45,166	(6,120)	226,390	177,576
Interest expense	(64,103)	(30,523)	(298,632)	(833,970)
	(18,937)	(36,643)	(72,242)	(656,394)

INCOME BEFORE INCOME TAXES	10,523,391	3,604,608	23,005,207	11,067,969

INCOME TAXES
Current	(231,683)	(297,166)	(632,839)	(319,352)
Deferred	(3,099,826)	(999,462)	(7,135,168)	(3,502,719)
	(3,331,509)	(1,296,628)	(7,768,007)	(3,822,071)

NET INCOME	7,191,882	2,307,980	15,237,200	7,245,898

OTHER COMPREHENSIVE INCOME:
FOREIGN CURRENCY
TRANSLATION ADJUSTMENT	2,124,477	102,002	2,114,552	401,399
COMPREHENSIVE INCOME	$9,316,359	$2,409,982	$17,351,752	$7,647,297

EARNINGS PER COMMON SHARE BASIC	$0.23	$0.07	$0.50	$0.24
EARNINGS PER COMMON SHARE DILUTED	$0.21	$0.07	$0.47	$0.24

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING BASIC	31,000,062	31,000,062	30,692,945	30,692,945

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING DILUTED	33,774,762	31,000,062	32,353,715	30,692,945

See accompanying notes to the unaudited consolidated financial statements.

CHINA OUMEI REAL ESTATE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNUADITED)

	For the Nine Months Ended
	September 25, 2010	September 25, 2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$15,237,200	$7,245,898
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt (recovery) expense	(432,455)	331,680
Depreciation expense	214,776	176,908
Gain on sale of fixed assets	(50,558)	-
Common stock issued for services	1,576,350	-
Deferred tax expense	7,135,168	3,502,719
Decrease (increase) in operating assets:
Restricted cash	32,862	146,479
Revenue in excess of billings	(16,833,401)	(2,055,319)
Contracts receivable	(24,147,574)	2,977,267
Related party receivable	(3,162,883)	10,230,036
Inventories	33,680,194	10,750,043
Other receivables	(3,571,085)	1,607,103
Prepaid expenses	(690,909)	333,597
Increase (decrease) in operating liabilities:
Accounts payable	(358,161)	-
Related party payable	-	1,563,092
Customer Deposits	696,763	(26,981,720)
Other payables	(704,058)	1,748,049
Taxes payable	3,393,297	1,508,607
Other current liabilities	(129,878)	(27,079)
Net cash provided by operating activities	11,885,648	13,057,360
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(240,587)	(136,226)
Cash received from sale of fixed assets	89,775	-
Cash received from acquisition	19,920	433,780
Net cash provided (used) by investing activities	(130,892)	297,554
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in short-term borrowing	(1,100,375)	(112,810)
Proceeds from long-term borrowing	1,470,500	-
Repayments of long-term loan	(6,161,395)	(11,471,351)
(Repayments of) proceeds from notes payable	(147,050)	146,580
Net proceeds from the issuance of units (Note 1)	10,323,040	-
Restricted cash in holdback account	(906,822)	-
Net cash provided (used) by financing activities	3,477,898	(11,437,581)
Effect of exchange rate changes on cash	298,000	5,492
NET INCREASE IN CASH	15,530,654	1,922,825
CASH AT BEGINNING OF THE PERIOD	2,264,438	638,639
CASH AT END OF THE PERIOD	$17,795,092	$2,561,464
SUPPLEMENTAL DISCLOSURES:
Interest paid	$1,916,165	$2,642,245
Income taxes paid	$1,169,437	$161,729
Common Stock issued for compensation for services in connection with the private placement transactions	$1,017,000	$-
Warrants issued for compensation from services in connection with the private placement transactions	$235,850	$-
Cash consideration paid by Longhai Group for subsidiary acquisitions, resulting in an increase in related party payables	$-	$5,130,300

See accompanying notes to the unaudited consolidated financial statements.

CHINA OUMEI REAL ESTATE INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 25, 2010 AND 2009

Note 1 - Organization

China Oumei Real Estate Inc., formerly Dragon Acquisition Corporation (the “Company”), was organized under the laws of the Cayman Islands on March 10, 2006 as a blank check development stage company formed for the purpose of acquiring an operating business, through a stock exchange, asset acquisition or similar business combination. From our inception until we completed our reverse acquisition of Leewell Investment Group Limited (“Leewell”) on April 14, 2010, our operations consisted entirely of identifying, investigating and conducting due diligence on potential businesses for acquisition.

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

On September 20, 2007, Mr. Zhang and Ms. Cheng sold all their interests in Oumei to Leewell for $13,167,110. Leewell is a Hong Kong based company with an authorized capital of HK$10,000 (approximately $1,282), and it was wholly owned by Mr. Zhou Li as nominee for Mr. Zhang and Ms. Cheng, until October 2, 2009. On that date, all the outstanding shares of Leewell were sold to Longhai Holdings Company Limited (“Longhai Holdings”), a company controlled by Mr. Antoine Cheng, the father of Ms. Cheng (See Note 5).

On April 14, 2010, the Company completed a reverse acquisition transaction through a share exchange with Leewell whereby the Company acquired 100% of the issued and outstanding capital stock of Leewell. As a result of the reverse acquisition, Leewell became the Company’s wholly-owned subsidiary and Longhai Holdings, the former shareholder of Leewell, became the Company’s controlling shareholder. The share exchange transaction with Leewell was treated as a reverse acquisition for accounting purposes, with Leewell as the acquirer and the Company as the acquired party. That is, the acquisition is equivalent to the issuance of stock by Leewell for the net monetary assets of the Company, accompanied by a recapitalization, and is accounted for as a change in capital structure. Under reverse acquisition accounting, the comparative historical financial statements are those of the accounting acquirer, and all of the shares issued in the exchange are treated as outstanding from the earliest period presented.

On April 14, 2010, the Company also completed a private placement transaction with a group of accredited investors. Pursuant to a subscription agreement with the investors, the Company issued to the investors an aggregate of 2,774,700 Units for a purchase price of $11,098,800, or $4.00 per Unit. Each Unit consists of one 6% Convertible Preference Share of the Company, and one Warrant to purchase 0.5 ordinary shares of the Company. The Warrants have a term of 5 years, bear an exercise price of $6.00 per share (subject to customary adjustments), are exercisable on a net exercise or cashless basis and are exercisable by investors at any time after the closing date. Net proceeds to the Company after deducting placement agent’s expenses of $775,760 were $10,323,040.

On April 14, 2010, the Company also issued warrants for the purchase of an aggregate of 138,735 ordinary shares, exercisable for a period of three years at an exercise price of $5.00 per share, to Brean Murray, Carret & Co., LLC and/or its designees, as partial compensation for services provided by them in connection with the private placement transaction.

CHINA OUMEI REAL ESTATE INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 25, 2010 AND 2009

Note 1 - Organization (Continued)

In connection with the private placement, the Company entered into a Make Good Escrow Agreement with Longhai Holdings, Collateral Agents, LLC, the escrow agent, and Access America Investments, LLC, as representative of the investors, pursuant to which the parties agreed to certain "make good" provisions in the event that the Company does not meet certain financial performance thresholds for fiscal years 2010 and 2011. Pursuant to the Make Good Escrow Agreement, the parties agreed to the establishment of an escrow account and Longhai Holdings delivered into escrow certificates evidencing 7,500,000 ordinary shares held by it, to be held for the benefit of the investors. Under the Make Good Escrow Agreement, the Company established minimum after tax net income thresholds (as determined in accordance with US GAAP and excluding any non-cash expenses and one-time expenses related to the reverse acquisition of Leewell and the private placement transaction) of $40 million for fiscal year 2010 and $60 million for fiscal year 2011 and minimum earnings per share thresholds (calculated on a fully diluted basis and including adjustment for any stock splits, stock combinations, stock dividends or similar transactions, and for shares issued in one public offering or pursuant to the exercise of any warrants, options, or other securities issued during or prior to the calculation period) of $1.13 for fiscal year 2010 and $1.70 for fiscal year 2011. If the Company’s after tax net income or earnings per share for either fiscal year 2010 or fiscal year 2011 is less than 90% of the applicable performance threshold, then the performance threshold will be deemed not to have been achieved, and the investors will be entitled to receive ordinary shares based upon a pre-defined formula agreed to between the parties. The parties agreed that, for purposes of determining whether or not any of the performance thresholds is met, the release of any of the escrowed shares and any related expense recorded under US GAAP shall not be deemed to be an expense, charge, or any other deduction from revenues even if US GAAP requires contrary treatment or the annual report for the respective fiscal years filed with the Securities and Exchange Commission ("SEC") by the Company may report otherwise.

Note 2 - Acquisition of Subsidiaries

On June 25, 2009, Oumei reached agreement with the shareholders of Caoxian Industrial Co., Ltd (“CXSY”) to acquire 100% of their equity interest by paying Chinese Yuan (“CNY”) 15,000,000 (approximately $2.2 million). Longhai Group, a related party (See Note 5), funded the purchase. This funding reduced the receivable due from Longhai Group at the time of the acquisition.

The following table summarizes the approximate estimated fair values of the assets and liabilities of CXSY at acquisition date.

Current assets	$16,396,000
Fixed assets	10,000
Current liabilities	(4,092,000)
Long term debt	(5,128,000)
Net assets acquired at FMV	7,186,000
Cash consideration	2,197,000
Difference	$(4,989,000)

100% of the above difference, approximately $4,989,000, was recorded in additional paid in capital as Mr. Antoine Cheng had substantive control over 100% of the acquired entity (See Note 5).

On September 25, 2009, Oumei reached agreement with the shareholders of Longhai Real Estate Properties Co., Ltd (“LHFDC”) to acquire 100% of their equity interest by paying CNY20,000,000 (approximately $2.9 million). Longhai Group, a related party (See Note 5), funded the purchase. This funding reduced the receivable due from Longhai Group at the time of the acquisition.

CHINA OUMEI REAL ESTATE INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 25, 2010 AND 2009

Note 2 - Acquisition of Subsidiaries (Continued)

The following table summarizes the approximate estimated fair values of the assets and liabilities of LHFDC at acquisition date.

Current assets	$28,262,000
Current liabilities	(20,842,000)
Net assets acquired at FMV	7,420,000
Cash consideration	2,934,000
Difference	$(4,486,000)

100% of the above difference, approximately $4,486,000, was recorded in additional paid in capital as Mr. Antoine Cheng had substantive control over 100% of the acquired entity (See Note 5).

The acquisitions of CXSY and LHFDC are considered as acquisitions from a related party; therefore, the cash consideration paid did not represent the market value that would have been paid had the transaction been at arm’s length.

For the nine months ended September 25, 2010, the Consolidated Statement of Income and Comprehensive Income includes nine months results of operations of Mingwei, Longhai Hotel, Longhai Properties, Xudong, Weifang Industry, Qi Lu Guo Tai, Weifang Zhiye, CXSY and LHFDC.

For the nine months ended September 25, 2009, the Consolidated Statement of Income and Comprehensive Income includes nine months results of operations of Mingwei, Longhai Hotel, Longhai Properties, Xudong, Weifang Industry, Qi Lu Guo Tai, as well as three months results of operations of CXSY and Weifang Zhiye.

Note 3 - Summary of Significant Accounting Policies

Basis of Presentation

The unaudited balance sheet as of September 25, 2010 includes Leewell and the Company. The total shareholders’ equity includes 31,000,062 issued and outstanding common stock and 2,774,700 issued and outstanding preference shares, as a result of the reverse acquisition transaction on April 14, 2010 described in Note 1.

The unaudited consolidated statements of income and comprehensive income for the three months ended September 25, 2010 and for the nine months ended September 25, 2010 include Leewell for the full periods, and the Company from April 14, 2010. The weighted average common shares outstanding (both basic and diluted) are calculated based on the reverse acquisition transaction on April 14, 2010 described in Note 1. The statements of income and comprehensive income for the three months ended September 25, 2009 and for the nine months ended September 25, 2009 include Leewell only.

All significant intercompany transactions and balances are eliminated on consolidation.

The accompanying unaudited consolidated financial statements as of September 25, 2010 and for the nine month periods ended September 25, 2010 and 2009 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations. In the opinion of management, these unaudited consolidated interim financial statements include all adjustments and disclosures considered necessary to a fair statement of the results for the interim periods presented. All adjustments are of a normal recurring nature. The results of operations for the three and nine months ended September 25, 2010 are not necessarily indicative of the results for the full fiscal year ending December 25, 2010.

CHINA OUMEI REAL ESTATE INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 25, 2010 AND 2009

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

Reporting Currency and Foreign Currency Translation

The functional currency of Oumei and its subsidiaries is the CNY and the Company’s reporting currency is the United States Dollar (“USD”). The assets and liabilities of Oumei and its subsidiaries are translated at the exchange rate on the balance sheet date, shareholders’ equity is translated at the historical rates and the revenues and expenses are translated at the weighted average exchange rate for the year. The resulting translation adjustments are reported under other comprehensive income in the Statements of Income and Comprehensive Income in accordance with ASC 220, Comprehensive Income. Transaction gains and losses that arise from exchange rate fluctuations from transactions denominated in a currency other than the functional currency are included in the Statements of Income and Comprehensive Income as incurred. The transaction gains and losses were immaterial for the all periods presented.

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
FOR THE NINE MONTHS ENDED SEPTEMBER 25, 2010 AND 2009

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

Under the percentage of completion method, revenues from units sold and related costs are recognized over the course of the construction period, based on the completion progress of a project. In relation to any project, revenue is determined by calculating the ratio of completion and applying that ratio to the contracted sales amounts. This ratio of completion is determined by the Company using data reported by licensed independent third party construction supervising firms hired by the Company as the contractors employed by the Company request advance payments and do not specifically allocate these costs to the various projects. Cost of sales is recognized by multiplying the ratio by the total budgeted costs. Changes to total estimated contract costs or losses, if any, are recognized in the period in which they are determined. Revenue recognized to date in excess of cash received from customers is classified as current assets under revenue in excess of billings. Amounts received from customers in excess of revenue recognized to date are classified as current liabilities under customer deposits.

Any losses incurred or identified on a real estate transaction are recognized in the period in which the transaction occurs.

From time to time, the Company participates in government-sponsored old city redevelopment projects, which typically involve villager relocation programs. Because of the fact that the relocated residents, who are the purchasers of new apartment units, are not assigned their units and do not make payments until the completion of the particular project according to the agreement with the government, it is impractical to use the percentage of completion method even though the construction period usually exceeds twelve months. In such cases, revenues are recognized under the full accrual method for the residential portion of the project.

CHINA OUMEI REAL ESTATE INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 25, 2010 AND 2009

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

For the nine months ended September 25, 2010 and September 25, 2009, total interest incurred by the Company was $1,916,165 and $2,642,245 respectively, of which capitalized interest was $1,629,427 and $1,800,369, respectively.

For the three months ended September 25, 2010 and September 25, 2009, total interest incurred by the Company was $606,020 and $499,750 respectively, of which capitalized interest was $539,769 and $465,770, respectively.

Concentration of Risks

The Company sells residential and commercial units to residents and small business owners. For the nine months ended September 25, 2010, the Company, through its subsidiary LHFDC, recorded a transaction in the amount of approximately $13,650,063 of contract value from the sales of commercial units and 95% was recognized, which is approximately $12,967,560. This represented 15% of sales for the nine months ended September 25, 2010 and 41% of total sales for the three months ended September 25, 2010. This transaction was made with one customer, who purchased multiple commercial units totaling 9,597 square meters of GFA. The account receivable in connection with this transaction as of September 25, 2010 is $13,025,394, which represented 62% of revenue in excess of billings as of September 25, 2010.

For the nine months ended September 25, 2010, the Company had two major contractors for most of its construction services and construction materials: Qingdao Zhongxing Construction Ltd and Longhai Construction Ltd., a related party. In the nine months ended September 25 of 2010 and 2009, Oumei made payments to Longhai Construction Ltd. (See Note 5) of approximately $10,219,600 and $8,161,927, respectively. In the three months ended September 25 of 2010 and 2009, Oumei made payments to Longhai Construction Ltd. (See Note 5) of approximately $4,144,966 and $5,219,781 respectively.

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

The Company has a credit risk exposure of uninsured cash in banks of $20,089,382 as of September 25, 2010 and $3,906,216 as of December 25, 2009. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts. The Company does not require collateral or other securities to support financial instruments that are subject to credit risk.

CHINA OUMEI REAL ESTATE INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 25, 2010 AND 2009

Note 3 - Summary of Significant Accounting Policies (Continued)

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. The Company maintains bank accounts in the PRC and Hong Kong. All PRC bank balances are denominated in CNY. Hong Kong bank balances are denominated in USD. As of September 25, 2010 and December 25, 2009, the Company had no cash equivalents.

Cash includes cash on hand and demand deposits in accounts maintained with state-owned and private banks within the PRC and Hong Kong.

Restricted Cash

PRC banks grant mortgage loans to home purchasers and will credit these amounts to the Company’s bank account once title passes to the purchasers. If the condominiums are not completed and the new homeowners have no ownership documents to secure the loan, the bank will deduct 5% of the homeowner’s loan from the Company’s bank account and transfer that amount to a designated bank account classified on the balance sheet as restricted cash. Interest earned on the restricted cash is credited to the Company’s normal bank account. The bank will release the restricted cash after home purchasers have obtained the ownership documents to secure the mortgage loan. Total restricted cash amounted to $2,544,290 as of September 25, 2010 and $1,641,778 as of December 25, 2009.

Allowance for Doubtful Accounts

The Company recognizes an allowance for doubtful accounts to ensure contracts receivable, related party receivables and other receivables are not overstated due to uncollectability. Bad debt reserves are maintained for all customers based on a variety of factors, including the length of time the receivables are past due, significant one-time events and historical experience. An additional reserve for individual accounts is recorded when the Company becomes aware of a customer's or debtor's inability to meet its financial obligation, such as in the case of bankruptcy filings or deterioration in the customer's or debtor’s operating results or financial position. If circumstances related to customers or debtors change, estimates of the recoverability of receivables would be further adjusted. As of September 25, 2010 and December 25, 2009, the allowances for doubtful accounts are $1,054,948 and $1,617,114 for contracts receivable, and $428,626 and $272,361 for other receivables, respectively.

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
FOR THE NINE MONTHS ENDED SEPTEMBER 25, 2010 AND 2009

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

Impairment of Long-lived Assets

The Company reviews its long-lived assets other than goodwill whenever events or changes in circumstances indicate that the carrying amount of an asset may no longer be recoverable. When these events occur, the Company measures impairment by comparing the carrying value of the long-lived assets to the estimated undiscounted future cash flows expected to result from the use of the assets and their eventual disposition. If the sum of the expected undiscounted cash flows is less than the carrying amount of the assets, the Company would recognize an impairment loss based on the fair value of the assets. There was no impairment loss recognized for long-lived assets for the nine months ended September 25, 2010 and September 25, 2009.

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

Goodwill is stated in the consolidated balance sheet at cost less accumulated impairment loss. An analysis of changes in goodwill is as follows:

	September 25, 2010	December 25, 2009
Opening balance	$$3,620,670	$3,596,117
Effect of exchange rate change	64,126	24,553
Closing balance	$3,684,796	$3,620,670

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
FOR THE NINE MONTHS ENDED SEPTEMBER 25, 2010 AND 2009

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

ASC 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and it prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions.

The Company recognizes that virtually all tax positions in the PRC are not free of some degree of uncertainty due to tax law and policy changes by the PRC government. However, the Company cannot reasonably quantify political risk factors and thus must depend on guidance issued by current PRC government officials. Based on all known facts and circumstances and current tax law, the Company believes that the total amount of unrecognized tax benefits as of September 25, 2010 is not material to its results of operations, financial condition or cash flows. The Company also believes that the total amount of unrecognized tax benefits as of September 25, 2010, if recognized, would not have a material effect on its effective tax rate. The Company further believes that there are no tax positions for which it is reasonably possible, based on current Chinese tax law and policy, that the unrecognized tax benefits will significantly increase or decrease over the next 12 months producing, individually or in the aggregate, a material effect on the Company’s results of operations, financial condition or cash flows.

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
FOR THE NINE MONTHS ENDED SEPTEMBER 25, 2010 AND 2009

Note 3 - Summary of Significant Accounting Policies (Continued)

Accumulated Other Comprehensive Income

Accumulated other comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. The Company’s only components of comprehensive income during the nine months and three months ended September 25, 2010 and September 25, 2009 were net income and the foreign currency translation adjustment.

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

Advertising Expenses

Advertising costs are expensed as incurred, or the first time the advertising takes place, in accordance with ASC 720-35,

Advertising Costs.

For the nine months ended September 25, 2010 and September 25, 2009, the Company recorded an advertising expense of $203,004 and $209,036, respectively. For the three months ended September 25, 2010 and September 25, 2009, the Company recorded an advertising expense of $53,095 and $37,021, respectively.

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

Reserves are determined based on historical data and trends with respect to similar property types and geographical areas. The Company monitors the warranty reserve and makes adjustments to its pre-existing warranties, if any, in order to reflect changes in trends and historical data as information becomes available. The Company may seek further recourse against its contractors or any related third parties if it can be proved that the faults are caused by them. In addition, the Company also withholds up to 5% of the contract cost from subcontractors for periods of two to five years. These amounts are included in current liabilities, and are only paid to the extent that there have been no warranty claims against the Company relating to the work performed or materials supplied by the subcontractors. For the nine months ended September 25, 2010 and September 25, 2009, the Company has not recognized any warranty liability or incurred any warranty costs in excess of the amount retained from subcontractors. For the three months ended September 25, 2010 and September 25, 2009, the Company has not recognized any warranty liability or incurred any warranty costs in excess of the amount retained from subcontractors.

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

CHINA OUMEI REAL ESTATE INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 25, 2010 AND 2009

Note 4 - Contracts Receivable

Contracts receivable consists of balances due from customers for the sale of residential and commercial units. In cases where the customers deposit more than 50% of the total purchase price, the Company may defer the remaining purchase price. These deferred balances are unsecured, bear no interest and are due within 360 days from the date of the sale. Contracts receivable are presented net of an allowance for doubtful accounts of $1,054,948 as of September 25, 2010 and $1,617,114 as of December 25, 2009, respectively.

Note 5 - Related Party Transactions

As of September 25, 2010 and December 25, 2009, the Company has a total of $5,655,475 and $2,949,102, respectively, due from Longhai Group and its subsidiaries. Mr. Antoine Cheng is the controlling shareholder of Longhai Group (See Notes 1 and 2). These balances have no stated terms for repayment and are not interest bearing.

Note 6 - Inventories

Inventories include properties held for sales and properties under construction. The following summarizes the components of real estate inventories at September 25, 2010 and December 25, 2009:

	September 25, 2010	December 25, 2009
Properties held for sale	$26,768,196	$35,549,529
Properties under construction	16,954,268	33,552,748
Properties held for sale pledged for mortgage loans	518,670	2,132,197
Properties under construction pledged for mortgage loans	29,878,534	35,218,228
Total	$74,119,668	$106,452,702

Note 7 - Other Receivables, Net

Other receivables consist of various cash advances to employees and unrelated companies with which the Company has business relationships. These amounts are unsecured, non-interest bearing and generally short term in nature. As of September 25, 2010 and December 25, 2009, the balance of other receivables was $5,607,164 and $1,634,987, respectively, which is net of an allowance for doubtful accounts of $428,626 and $272,361, respectively.

Note 8 - Property and Equipment, Net

Property and equipment consist of the following at September 25, 2010 and December 25, 2009:

	September 25, 2010	December 25, 2009
Buildings and improvements	$3,777,541	$3,756,672
Vehicles	624,259	392,615
Office equipment and others	88,883	67,938
Idle assets	1,792,800	1,761,600
	$6,283,483	$5,978,825
Accumulated depreciation	(1,216,986)	(987,118)
Property and equipment, net	$5,066,497	$4,991,707

Depreciation expense for the nine months ended September 25, 2010 and September 25, 2009 was $214,776 and $176,908, respectively, and is included in general and administrative expenses on the Statements of Income and Comprehensive Income. Depreciation expense for the three months ended September 25, 2010 and September 25, 2009 was $75,040 and $61,360, respectively, and is included in general and administrative expenses on the Statements of Income and Comprehensive Income.

CHINA OUMEI REAL ESTATE INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 25, 2010 AND 2009

Note 9 - Customer Deposits

Customer deposits consist of amounts received from customers relating to the sale of residential and commercial units in the PRC. In the PRC, customers will generally obtain permanent financing for the purchase of their residential unit prior to the completion of the project. The lending institution will provide the funding to the Company upon the completion of the financing rather than the completion of the project. The Company receives these funds and recognizes them as a current liability until the revenue can be recognized. As of September 25, 2010, the Company has received $20,838,705 in deposits from customers compared to $19,780,472 as of December 25, 2009.

Note 10 - Other Payables

Other payables consist of various cash advances from unrelated companies and individuals with which management of the Company has business relationships. These amounts are unsecured, non-interest bearing and short term in nature. As of September 25, 2010 and December 25, 2009, the balances of other payables are $3,448,505 and $4,186,745, respectively.

Note 11 - Taxes Payable

Taxes payable consist of the following at September 25, 2010 and December 25, 2009:

	September 25, 2010	December 25, 2009
Business tax	$9,572,560	$6,461,389
Income tax	19,164,327	18,847,145
Others	1,221,970	741,422
Total	$29,958,857	$26,049,956

The Company prepaid LAT and other taxes of $2,189,509 and $1,461,670 as of September 25, 2010 and December 25, 2009, respectively, which are classified as prepaid expenses.

Note 12 - Short-term Loans

As of September 25, 2010 and December 25, 2009, the Company has several short-term loans from banks and employees totaling $1,649,636 and $2,719,432, respectively. The weighted average interest rate for the short-term bank loans was approximately 5.80% on September 25, 2010 and 5.82% at December 25, 2009. The weighted average interest rate for employee loans was approximately 5.09% on September 25, 2010 and 5.64% as of December 25, 2009.

The short-term loans were borrowed from several financial institutions and employees. Interest expense incurred was $286,738 and $133,113 for the nine months of 2010 and 2009, respectively. There was no capitalized interest from short-term loans for the nine months of 2010 and 2009. Interest expense incurred was $66,251 and $39,920 for the three months of 2010 and 2009, respectively.

As of September 25, 2010, the amount, maturity date and term of each our short-term loans were as follows:

Lender	Amount Outstanding	Interest Rate	Maturity Date	Duration
Rural Credit Cooperatives Fangzi Branch	RMB 9,000,000 (approximately $1,344,600)	7.45%	January 13, 2011	1 year
Employee Loan (China Agricultural Bank Jimo Branch)	RMB 1,604,500 (approximately $239,712)	5.96%	December 25, 2010	1 year
Employee Loan (China Agricultural Bank Laixi Branch)	RMB 437,240 (approximately $65,324)	8.40%	December 25, 2010	1 year
Total	RMB 11,041,740 (approximately $1,649,636)

CHINA OUMEI REAL ESTATE INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 25, 2010 AND 2009

Note 13 - Long-term Debt

The Company has long-term loans from various financial institutions totaling $35,557,200 as of September 25, 2010 and $39,621,320 as of December 25, 2009. The payment schedule for the long-term loans is as follows:

For the year ending December 25, 2010	$448,200
For the year ending December 25, 2011	$35,109,000

The payment schedule for the long-term loans is further broken down as follows:

November 25, 2010	$448,200
February 25, 2011	$747,000
May 25, 2011	$896,400
August 25, 2011	$1,195,200
November 25, 2011	$26,294,400
December 2, 2011	$5,976,000

All long-term loans are borrowed for construction projects. The interest rates of the long term loans ranged from approximately 6.37% to 8.019% in the nine months ended September 25, 2010 and 7.425% to 14.742% in the nine months ended September 25, 2009. The interest rates of the long term loans ranged from approximately 5.31% to 8.019% in the three months ended September 25, 2010 and 7.425% to 14.742% in the three months ended September 25, 2009.

Total interest incurred was $1,629,427 and $2,509,132 in the nine months of 2010 and 2009, respectively, of which capitalized interest was $1,629,427 and $1,800,369, respectively.

Total interest incurred was $539,769 and $459,830 in the three months of 2010 and 2009, respectively, of which capitalized interest was $539,769 and $459,830, respectively.

As of September 25, 2010, the amount, maturity date and term of each our long-term loans are as follows:

Lender	Amount Outstanding	Interest Rate	Maturity Date	Duration
China Industry and Commercial Bank Chengyang Branch	RMB 198,000,000 (approximately $29,581,200)	7.43%	November 2011	3 years
China Construction Bank Weihai Branch	RMB 40,000,000 (approximately $5,976,000)	6.37%	December 2011	2 years
TOTAL	RMB 238,000,000 (approximately $35,557,200)

CHINA OUMEI REAL ESTATE INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 25, 2010 AND 2009

Note 14 - Income Taxes

Beginning January 1, 2008, the new Chinese Enterprise Income Tax (“EIT”) law replaced the former income tax laws for Domestic Enterprises (“DEs”) and Foreign Invested Enterprises (“FIEs”). The new standard EIT rate of 25% replaced the 33% rate previously applicable to both DEs and FIEs.

A reconciliation for the nine months ended September 25, 2010 and 2009 between approximate taxes computed at the PRC statutory rate of 25% and the Company's effective tax rate is as follows:

	September 25, 2010	September 25,2009
At PRC statutory rate of 25%	$5,751,000	$2,767,000
Tax effect of permanent difference	2,049,000	736,000
Change in valuation allowance	(48,000)	244,000
Others	16,000	75,000
Income tax at effective rate	$7,768,000	$3,822,000

A reconciliation for the three months ended September 25, 2010 and 2009 between approximate taxes computed at the PRC statutory rate of 25% and the Company's effective tax rate is as follows:

	September 25, 2010	September 25,2009
At PRC statutory rate of 25%	$2,631,000	$901,000
Tax effect of permanent differences	750,000	100,000
Change in valuation allowance	(44,000)	231,000
Others	(5,000)	65,000
Income tax at effective rate	$3,332,000	$1,297,000

The tax effects of temporary differences that give rise to the following approximate deferred tax assets and liabilities are presented below.

	September 25, 2010	December 25, 2009
Deferred tax assets
Short term deferred tax assets:
Allowance for bad debt	$371,000	$472,000
Less: Valuation allowance	(371,000)	(472,000)

Long term deferred tax assets:
Net operating loss carryforwards	$433,000	$378,000
Combined effect due to reporting revenues and expenses differently for financial statement and income tax purposes	572,000	548,000
Less: Valuation allowance	(322,000)	(269,000)
	$683,000	$657,000
Deferred tax liabilities
Combined effect due to reporting revenues and expenses differently for financial statement and income tax purposes	$16,201,000	$8,782,000

As of September 25, 2010, the Company has net operating loss carryforwards of approximately $1,306,000 which expire in varying years through 2013, and net operating loss carryforwards of approximately $646,000, which will not expire.

CHINA OUMEI REAL ESTATE INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 25, 2010 AND 2009

Note 15 - Appropriated Retained Earnings

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

Note 16 – Basic and Diluted Weighted Average Number of Shares

The following tables summarize the basic and diluted weighted average number of shares.

	For the Nine Months Ended
	September 25, 2010	September 25, 2009
Basic weighted average number of shares	30,692,945	30,692,945
Assumed conversion of preference shares	1,660,770	-
Diluted weighted average number of shares	32,353,715	30,692,945

	For the Three Months Ended
	September 25, 2010	September 25, 2009
Basic weighted average number of shares	31,000,062	31,000,062
Assumed conversion of preference shares	2,774,700	-
Diluted weighted average number of shares	33,774,762	31,000,062

Note 17 - Employee Welfare Plan

Regulations in the PRC require the Company to contribute to a defined contribution retirement plan for all permanent employees. Pursuant to the mandatory requirement from the local authority in the PRC, the retirement pension insurance, unemployment insurance, health insurance, injury insurance and pregnancy insurance are established for the employees during the term of employment. For the nine months ended September 25, 2010 and 2009, the Company contributed $118,293 and $91,019, respectively. For the three months ended September 25, 2010 and 2009, the Company contributed $51,695 and $27,795, respectively.

Note 18 - Recent Pronouncements

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

ASU No. 2009-14, Software (Topic 985) – Certain Revenue Arrangements That Include Software Elements – a consensus of the FASB Emerging Issues Task Force

The amendments in this ASU change the accounting model for revenue arrangements that include both tangible products and software elements. The ASU is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June15, 2010.

CHINA OUMEI REAL ESTATE INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 25, 2010 AND 2009

Note 18 - Recent Pronouncements (Continued)

ASU No. 2009-15, Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing

This ASU concludes that at the date of issuance, a share-lending arrangement entered into using an entity’s own shares in contemplation of a convertible debt offering or other financing is required to be measured at fair value and recognized as issuance cost in the financial statements of the entity. The ASU is effective for fiscal years beginning on or after December 15, 2009, and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years. The ASU is effective for interim or annual periods beginning on or after June 15, 2009, for share-lending arrangements entered into in those periods.

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

CHINA OUMEI REAL ESTATE INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 25, 2010 AND 2009

Note 19 - Subsequent Events

On October 11, 2010, the Company amended the Subscription Agreement that it entered into with the investors of the April 14, 2010 private placement. Pursuant to the original Subscription Agreement, the Company was obligated to file a registration statement covering the resale of the ordinary shares underlying the 6% Convertible Preference Share and the Warrants issued in the private placement no later than thirty (30) days following the closing date (April 14, 2010) and use its best efforts to cause the registration statement to be declared effective under the Securities Act of 1933, as amended, as promptly as possible, but in no event later than 180 days following the closing date. Under the Subscription Agreement, if the Company did not timely file the required registration statement, or if it was not declared effective by the SEC in a timely manner, then the Company was obligated to pay to each investor a liquidated damages fee of 1% of such investor’s investment per month, for up to a maximum of 10% of each investor’s investment pursuant to the Subscription Agreement. Pursuant to Amendment No. 1 to the Subscription Agreement that the Company entered into with the investors on October 11, 2010, the Company amended Section 8.1 of the Subscription Agreement to provide that, in lieu of the cash liquidated damages amount that would otherwise have been payable by the Company for its failure to cause the registration statement to be declared effective within the prescribed period, if the registration statement is not declared effective by the SEC as required by the Subscription Agreement, the Company will be required to reduce the initial exercise price of the Warrants issued to each investor in the private placement by $0.08 per calendar month, or portion thereof, until such time that the registration statement is declared effective by the SEC; provided that, in no event will the Company be obligated to reduce the initial exercise price of the Warrants by more than $0.80 in the aggregate. The partial reduction of the initial exercise price of the Warrants will apply on a daily pro-rata basis for any portion of a calendar month prior to the effectiveness of the registration statement.

On October 12, 2010, the Company’s board of directors, compensation committee and shareholders adopted the China Oumei Real Estate Inc. 2010 Equity Incentive Plan (the “Plan”), which became effective on November 4, 2010. Up to 3,000,000 ordinary shares may be issued under the Plan (subject to adjustment). The Plan permits the grant of incentive share options, nonstatutory share options (i.e., options not intended to qualify as incentive share options), restricted shares, share grants, restricted share units, share appreciation rights, performance units and performance shares to employees, directors, and consultants of the Company and its affiliates; provided that incentive share options may be granted only to employees of the Company and of any parent or subsidiary of the Company. The Plan is administered by the Company’s compensation committee.

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

Use of Terms

Except as otherwise indicated by the context, references in this report to “we,” “us,” “our,” “our Company,” or “the Company” are to the combined business of China Oumei Real Estate Inc., a Cayman Islands company, and its consolidated subsidiaries, Leewell, Oumei, Caoxian Industrial, Longhai Hotel, Longhai Real Estate, Qingdao Xudong, Weifang Longhai Industry, Weifang Longhai Zhiye, Weifang Qilu, Weihai Economic and Weihai Mingwei.

In addition, unless the context otherwise requires and for the purposes of this report only:

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

  “Renminbi” and “RMB” refer to the legal currency of the PRC;

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

Through our Chinese subsidiaries, we develop and sell residential and commercial properties, targeting middle and upper income customers in the coastal region of the Shandong peninsula (Greater Qingdao) located in northeastern China, including the cities of Qingdao, Weihai, and Yantai, as well as other inland locations, such as Weifang.

As of September 25, 2010, we have completed 16 projects having a gross floor area, or GFA, of 1,322,481 square meters, of which approximately 92% has been sold. In addition, we have six projects under construction with a total GFA of 604,515 square meters.

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

Recent Developments

On October 11, 2010, we entered into Amendment No. 1 to the Subscription Agreement among us and the investors of our April 14, 2010 private placement, pursuant to which we amended Section 8.1 to provide that in lieu of the cash liquidated damages amount that would otherwise have been payable by us for our failure to cause the registration statement to be declared effective within the prescribed period, if the registration statement is not declared effective by the SEC as required by the Subscription Agreement, we will be required to reduce the initial exercise price of the warrants issued to each investor in the private placement by $0.08 per calendar month, or portion thereof, until such time that the registration statement is declared effective by the SEC; provided that, in no event will we be obligated to reduce the initial exercise price of the warrants by more than $0.80 in aggregate. Please see our Current Report on Form 8-K filed with the SEC on October 13, 2010 for more information.

On October 12, 2010, our board of directors, compensation committee and shareholders adopted the China Oumei Real Estate Inc. 2010 Equity Incentive Plan, or the Plan, which became effective on November 4, 2010. Up to 3,000,000 ordinary shares may be issued under the Plan (subject to adjustment). The Plan permits the grant of incentive share options, nonstatutory share options (i.e., options not intended to qualify as incentive share options), restricted shares, share grants, restricted share units, share appreciation rights, performance units and performance shares to employees, directors, and consultants of the Company and its affiliates; provided that incentive share options may be granted only to employees of the Company and of any parent or subsidiary of the Company. The Plan is administered by our compensation committee. Please see our Current Report on Form 8-K filed with the SEC on October 15, 2010 for more information.

Third Quarter Financial Performance Highlights

In this quarter, we improved our performance in terms of total sales, gross profit, gross profit margin and net income, on a year-over-year basis, primarily as a result of our sales of new units in the Weihai International Plaza, Xingfu Renjia, Dongli Garden Phase 1, and Longhai Mingzhu projects. We also saw general and administrative expenses increase from the same period of last year as a result of our reverse acquisition of Leewell and related financing transaction completed on April 14, 2010.

The following summarizes certain key financial information for the third quarter.

  Total Sales: Total sales were approximately $32.4 million for the quarter ended September 25, 2010, an increase of $17.5 million, or 117.7%, from $14.9 million for the same period last year.

  Gross Profit and Margin: Gross profit was $12.4 million for the quarter ended September 25, 2010 as compared to $5.3 million for the same period last year. Gross margin was 38.4% for the three months ended September 25, 2010 as compared to 35.5% for the same period last year.

  Net Income: Net income was $7.2 million for the quarter ended September 25, 2010, an increase of $4.9 million, or approximately 211.6%, from $2.3 million for the same period of last year.

  Fully diluted net income per share: Fully diluted net income per share was approximately $0.21 for the quarter ended September 25, 2010, as compared to approximately $0.07 for the same period last year.

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

  Growth of the Chinese real estate market and the local markets in which our properties are sold. China’s real estate bull market began more than six years ago. According to the National Bureau of Statistics of China, the total GFA of residential and commercial properties sold increased from 224.1 million square meters in 2001 to 937.1 million square meters in 2009, a compound annual growth rate, or CAGR, of 19.6%. Qingdao’s real estate market has also experienced strong growth since 2001. According to the Qingdao Statistics Yearbooks 2004-2008 and the Qingdao Municipal Bureau of Statistics, the CAGR in Qingdao from 2003 to 2008 for GFA completed was 4.0% and the CAGR for GFA sold was 10.4%. Weihai’s real estate market has seen similar increases. According to the Weihai Statistics Yearbooks 2004-2008 and the Qingdao Municipal Bureau of Statistics, the CAGR from 2003 to 2008 for GFA completed was 45.8% and for the GFA sold was 19.4%. Despite moderations in growth caused by the current global economic weakness in 2008 and 2009, we believe the structural forces in China and in the markets in which we sell our properties support continuing good demand for real estate during the next 10 years, however there can be no assurance that current trends will continue.

  China’s Economic Stimulus Programs. In response to the global financial and economic crisis, the Chinese government announced an RMB 4 trillion stimulus program on November 27, 2008. Within the RMB 4 trillion package, about RMB 400 billion will go toward civil works, including low-income housing and renovation, which we believe will benefit Shandong Province. Two additional categories (technology advances and industry restructuring, which together will be allocated RMB 370 billion, and infrastructure, which will be allocated RMB 1.5 trillion) are also expected to benefit industries in Qingdao, Weihai, Weifang, and the entire Shandong Province. On February 26, 2009, China’s State Council reinforced China’s 2008 stimulus package by announcing further measures to stimulate specific industries in 2009. The industries included automobile, iron and steel, textiles, equipment manufacturing, shipbuilding, electronics and information technology, petrochemicals, light industries, nonferrous metals, and logistics. We believe that the stimulus plan will benefit us both directly and indirectly in three ways. First, from a macro-economic perspective, the RMB 400 billion will mainly be invested in the development of infrastructure in China, which will most likely create more jobs, improve people’s living standard, and accelerate the process of Chinese urbanization, which will in turn increase demand for urban housing at all income levels and continue to bolster the long-term growth of China’s real estate market. Second, we also believe that the stimulus package and its further efforts focused on 10 industries will improve Greater Qingdao’s economy, further strengthen the region’s long-term competitive ability, and support the demand for middle and upper income housing, as well as the need for better commercial and office space, and a few world-class hotels.  Third, increased government spending on low-income housing will provide us with various opportunities for development, even though our general strategy focuses on middle and upper income customers. For example, the government’s public infrastructure projects, including old city relocation projects, afford us the opportunity to acquire additional land for our future development projects, which would normally not have been otherwise available. Although individuals and governments around the world hope that government stimulus efforts are starting to have the desired effects, the true benefits of these and perhaps additional stimulus efforts by local, provincial, and national governments in China, as well as by other countries, is not yet assured, since the sustainability of the global economic recovery is yet to be proven.

  Recent Efforts by the Chinese Government to Cool Down the Real Estate Industry. In response to concerns over the scale of the increase in property investments, the PRC government has implemented certain measures and introduced policies to curtail property speculation and promote the healthy development of the real estate industry in China. The purpose of these measures appears to be to curb price speculations in certain housing markets from two sides. On the demand side, the objective appears to be to constrain speculative trends by requiring tighter conditions and stricter bank loans for “second, third, fourth, or more” homes than are typical for primary home buyers. The policy makes it more difficult and more costly to purchase homes only for price speculation. On the supply side, the government is endeavoring to push for a higher quantity of homes to meet the needs of low- income and middle-income buyers of primary homes. We believe that we have the ability, willingness, and flexibility to provide housing across all the price ranges in our target markets in China. We believe that demand will continue to grow reasonably for primary housing across the range of incomes, as China’s overall economy grows at a more sustainable pace and the government continues its nationwide policy to promote urbanization. In addition, we believe that targeting middle-income customers in second-tier and third-tier cities and offering affordable products make our properties less of a target for real estate speculation. Moreover, because we have consistently adopted a strategy of conducting much of our operations in second-tier and third-tier cities, focusing on middle-income families in these second-tier and third-tier cities, and offering affordable, “bread and butter” type of housing for the vast majority of the population in under-served markets, we believe that our properties have been and will continue to be less of a target for real estate speculation. We also believe that the government’s efforts to curb speculative activity in the housing market will in fact benefit us in that they provide a long-term, healthy, and sustainable policy environment for our growth strategy. However, there can be no assurance that China’s current more restrictive approach to the economics of housing, especially in the speculative or over- invested parts of the housing market, would not have a negative influence on our business, especially in the near term.

Results of Operations

Comparison of Three Months Ended September 25, 2010 and September 25, 2009

The following table shows key components of our results of operations during the three months ended September 25, 2010 and 2009, in both dollars and as a percentage of our total sales.

	Three Months Ended		Three Months Ended
U.S. dollars, except percentages	September 25, 2010		September 25, 2009
		Percent of		Percent of
	Dollars	Total Sales	Dollars	Total Sales
Total Sales	$32,380,594	100.00%	$14,876,003	100.00%
Cost of sales	(19,963,410)	-61.65%	(9,601,830)	-64.55%
Gross profit	12,417,184	38.35%	5,274,173	35.45%
Advertising expenses	(53,095)	-0.16%	(37,021)	-0.25%
Commissions	(188,341)	-0.58%	(19,113)	-0.13%
Selling expenses	(24,796)	-0.08%	(17,676)	-0.12%
Bad debt recovery (expense)	251,622	0.78%	(841,025)	-5.65%
General and administrative expenses	(1,860,246)	-5.74%	(718,087)	-4.83%
Income from operations	10,542,328	32.56%	3,641,251	24.48%
Miscellaneous income	45,166	0.14%	(6,120)	-0.04%
Interest expense and finance charges (net of interest income)	(64,103)	-0.20%	(30,523)	-0.21%
Income before income taxes	10,523,391	32.50%	3,604,608	24.23%
Income taxes	(3,331,509)	-10.29%	(1,296,628)	-8.72%
Net income	7,191,882	22.21%	2,307,980	15.51%
Foreign currency translation adjustment	2,124,477	6.56%	102,002	0.68%
Comprehensive income	$9,316,359	28.77%	$2,409,982	16.19%

Total Sales. Our total sales increased 117.7% to $32.4 million in the three months ended September 25, 2010 from $14.9 million in the same period last year, primarily as a result of our sales of new units in our Weihai International Plaza, Xingfu Renjia, and Longhai Mingzhu projects in the three months ended September 25, 2010. No revenue was recognized for these projects in the same period of 2009.

We apply the percentage of completion method of accounting for revenue recognition of our development properties. See “Critical Accounting Policies – Revenue Recognition” below for a detailed discussion of how we recognize revenue under the percentage of completion method of accounting.

The following table sets forth for the three months ended September 25, 2010 and 2009 the aggregate GFA and the related revenues recognized by project (for completed projects):

		GFA Delivered		Percentage of
		for Three		Total GFA
		Months Ended		Delivered as of		Revenues Recognized for
	Total	September 25,		September 25, (2)		Three Months Ended September 25,(3)
	GFA(1)	2010	2009	2010	2009	2010		2009
	m²	m²	m²	%	%	US$	%	US$	%
Fuxiang Huayuan 1	52,831	-	-	-	-	15,349	-	-	-
Fuxiang Huayuan 2	18,392	-	-	-	-	-	-	857,820	5.8%
Xingfu Renjia 1	85,551	-	-	-	-	2,785,221	8.6%	6,685,051	44.9%
Oumei Complex 1	91,778	-	-	-	-	236,483	0.7%	2,039,773	13.7%
Longhai Lidu 1	51,451	-	-	100%		114,665	0.4%	129,527	0.9%
Longhai Lidu 2	79,308	-	-	100%	11%	2,332,194	7.2%	2,723,441	18.3%
Qilu Textile Centre (Comm)	139,510	2,204	-	1%	-	1,139,305	3.5%	11,534	0.1%
Total	518,821	2,204	-			6,623,217		12,447,146

(1) The amounts for “total GFA” in this table are the amounts of total saleable GFA and are derived on the following basis:

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

(3) Percentage of all real estate sales revenues for the financial period, including finished goods and work-in-process inventory.

The following table sets forth the percentage of completion, the percentage sold and related revenues for our projects for the three months ended September 25, 2010 and 2009.

				Percentage
		Percentage of		Sold –
		Completion		Accumulated
		as of		as of		Revenues Recognized for
	Total	September 25,		September 25, (1)		Three Months Ended September 25,(2)
	GFA	2010	2009	2010	2009	2010		2009
	m²	%	%	%	%	US$	%	US$	%
Qilu Textile Centre (Residential)	67,942	4%	10.0%	89.7%	72.4%	1,318,365	4.1%	2,359,521	15.9%
Weihai International Plaza	45,828	5%	-	17%	-	5,261,101	16.2%	-	-
Dongli Garden 1	213,315	100%	-	55%	-	854,782	2.6%	-	-
Longhai Mingzhu	51,902	-	-	67%	-	14,852,584	45.9%	-	-
Oumei Complex 2	70,587	48%	-	1%	-	735,293	2.3%	-	-
Xingfu Renjia 2	58,768	65%	-	65%	-	2,462,731	7.6%	-	-
Total	508,342					25,484,856		2,359,521

(1) Percentage sold is calculated by dividing contracted sales value from property sales by total estimated sales value of the relevant project, estimated as of the time of preparation of our interim financial statements as of and for the applicable period.

(2) Percentage of all real estate sales revenues for the financial period, including finished goods and work-in-process inventory.

The following table sets forth the square meters sold and average selling price per square meter by each project on a consolidated basis for the three months ended September 25, 2010 and 2009.

	For Three Months Ended September 25, 2010						For Three Months Ended September 25, 2009
		Revenues		Remaining				Revenues		Remaining
		recognized	Revenues	contract				recognized	Revenues	contract
		from prior	recognized	amounts	Square	Average		from prior	recognized	amounts	Square	Average
	Contract	contract	in current	to be	meters	selling	Contract	contract	in current	to be	meters	selling
	Sales(2)	sales(3)	period(4)	recognized	sold(5)	price(6)	Sales(2)	sales(3)	period(4)	recognized	sold(5)	price(6)
	US$	US$	US$	US$	m²	US$/m²	US$	US$	US$	US$	m²	US$/m²
Fuxiang Huayuan 1	87,102	71,753	15,349	-	-	-	-	-	-	-	-	-
Fuxiang Huayuan 2	-	-	-	-	-	-	5,082,854	3,286,138	857,820	938,896	18,392	276
Xingfu Renjia 1	2,813,541	-	2,785,221	28,320	8,711	323	9,094,730	-	6,685,051	2,409,679	34,079	267
Xingfu Renjia 2	3,788,816	-	2,462,731	1,326,086	10,200	371	-	-	-	-	-	-
Longhai Lidu 1	114,665	-	114,665	-	297	385	129,527	-	129,527	-	379	342
Longhai Lidu 2	2,332,194	-	2,332,194	-	5,221	447	23,921,236	15,992,101	2,723,441	5,205,694	63,664	376
Qilu Textile Centre (Comm)	1,249,230	109,925	1,139,305	-	3,912	319	115,341	69,205	11,534	34,602	455	253
Qilu Textile Centre (Residential)	2,198,600	774,378	1,318,365	105,856	7,403	297	8,569,186	3,478,253	2,359,521	2,731,412	25,838	332
Weihai International Plaza	14,499,356	4,163,480	5,261,101	5,074,775	8,586	1,689	-	-	-	-	-	-
Dongli Garden 1	854,782	-	854,782	-	970	881	-	-	-	-	-	-
Longhai Mingzhu	15,634,299	-	14,852,584	781,715	11,033	1,417	-	-	-	-	-	-
Oumei Complex 1	236,483	-	236,483	-	1,032	229	5,161,480	2,538,402	2,039,773	583,305	18,649	277
Oumei Complex 2	735,293	-	735,293	-	946	777	-	-	-	-	-	-
Sales of Inventory (1)	1,486,649	1,214,128	272,521	-	6,102	270	788,038	718,702	69,336	-	1,999	392
Total	46,031,010	6,333,664	32,380,594	7,316,752	64,413	715	52,862,392	26,082,801	14,876,003	11,903,588	163,455	323

(1) The sales of inventory are defined as the sale of unsold properties from projects completed prior to the applicable period.

(2) “Contract Sales” are comprised of two sub-groups:

1) Contracts entered into prior to the current period that, as of the beginning of the current period, still have unrecognized portions. These are the total amounts, including previously recognized and unrecognized.

2) Brand new contracts entered into in the current period.

(3) Revenues recognized from prior contract sales are revenues recognized prior to the current period from prior contracts. In this column, we demonstrate the portion within the above-listed “sub-group (1)” that had previously been recognized as revenues prior to the current period. In other words, the amount shown in this column is part of the amount in the above-listed “sub-group (1).” We think this disclosure is relevant because it enables the reader to focus on the potential revenues as of the beginning of the current period, by eliminating previously recognized revenues from the total contract sales stated in the first column.

(4) Revenues recognized in the current period include revenues recognized in the current period from both prior contracts and newly signed contracts.

(5) Square meters sold are the total GFA of all contract sales reflected in (2) above.

(6) Average selling price is defined as (2) divided by (5) above.

Cost of sales. Our cost of sales increased 107.9% to $20.0 million in the three months ended September 25, 2010 from $9.6 million in the same period last year, mainly due to the increase in sales.

Gross profit and gross profit margin. Our gross profit increased 135.4% to $12.4 million in the three months ended September 25, 2010 from $5.3 million in the same period last year. The gross profit margin (gross profit as a percentage of total sales) was 38.4% for the three months ended September 25, 2010 and 35.5% for the three months ended September 25, 2009. The increase in the gross profit margin was primarily due to sales of our commercial/office projects, such as the Longhai Mingzhu and Longhai Weihai International Plaza projects, which have relatively higher gross profit margins than typical residential projects sold in the same period of last year.

Advertising expenses. Advertising expenses increased 43.4% to $0.05 million in the three months ended September 25, 2010 from $0.04 million in the same period last year, mainly due to the advertising activities for our Weihai International Plaza project, which is more expensive than residential projects.

Commissions. Commissions paid to independent sales agents amounted to $0.19 million in the three months ended September 25, 2010, as compared to $0.02 million in the same period last year. In addition to our salaried internal salespersons, we used temporary independent sales agents to maximize our pre-sales in the first phase of sales for our Weihai International Plaza project in the three months ended September 25, 2010. We did not rely as heavily on these temporary sales agents during the same period last year.

Selling expenses. Our selling expenses increased 40.3% to $0.02 million in the three months ended September 25, 2010 from $0.017 million in the same period last year, mainly due to selling expenses related to our Weihai International Plaza, Longhai Mingzhu and Xingfu Renjia projects. Most of our projects are residential projects. As commercial/office projects, our Weihai International Plaza and Longhai Mingzhu projects naturally involved more selling and marketing efforts and costs than a typical residential project, including rental and fit out of the sales center, production of posters, brochures and other media advertisement, and hiring and training of sales personnel.

Bad debt recovery (expense). Our bad debt recovery in the three months ended September 25, 2010 was $0.3 million, compared to bad debt expense of $0.8 million in the same period last year, primarily due to the fact that management has been putting more effort in receivables collection during the past year, while during the same period of 2009, we made a provision for doubtful accounts receivable in accordance with the Company’s bad debt allowance policy.

General and administrative expenses. General and administrative expenses increased 159.1% in the three months ended September 25, 2010 from the same period in 2009, primarily due to expenses related to new subsidiaries that we acquired since September 25, 2009, including Caoxian Industrial and Longhai Real Estate, and expenses related to our public offering registration.

Interest expense and finance charges (net of interest income). Interest expense and finance charges increased 110.0% to $0.06 million in the three months ended September 25, 2010 from $0.03 million in the same period in 2009, primarily due to an increase in the average outstanding balance of our borrowings in the 2010 period. Please refer to Notes 12 and 13 to the financial statements for detailed information on our short-term and long-term borrowings.

Income taxes. Income taxes increased 156.9% to $3.3 million in the three months ended September 25, 2010 from $1.3 million in the same period in 2009, mainly due to the higher income before taxes.

Net income. Net income increased 211.6% to $7.2 million in the three months ended September 25, 2010 from $2.3 million in the same period last year, mainly due to the increase in total sales.

Comparison of Nine Months Ended September 25, 2010 and September 25, 2009

The following table shows key components of our results of operations during the nine months ended September 25, 2010 and 2009, in both dollars and as a percentage of our total sales.

	Nine Months Ended		Nine Months Ended
U.S. dollars, except percentages	September 25, 2010		September 25, 2009
		Percent of		Percent of
	Dollars	Total Sales	Dollars	Total Sales
Total Sales	$88,842,133	100.00%	$42,545,067	100.00%
Cost of sales	(60,110,257)	-67.66%	(28,397,838)	-66.75%
Gross profit	28,731,876	32.34%	14,147,229	33.25%
Advertising expenses	(203,004)	-0.23%	(209,036)	-0.49%
Commissions	(188,341)	-0.21%	(104,071)	-0.24%
Selling expenses	(56,076)	-0.06%	(32,750)	-0.08%
Bad debt recovery (expense)	432,455	0.49%	(331,680)	-0.78%
General and administrative expenses	(5,639,461)	-6.35%	(1,745,329)	-4.10%
Income from operations	23,077,449	25.98%	11,724,363	27.56%
Miscellaneous income	226,390	0.25%	177,576	0.42%
Interest expense and finance charges (net of interest income)	(298,632)	-0.34%	(833,970)	-1.96%
Income before income taxes	23,005,207	25.89%	11,067,969	26.01%
Income taxes	(7,768,007)	-8.74%	(3,822,071)	-8.98%
Net income	15,237,200	17.15%	7,245,898	17.03%
Foreign currency translation adjustment	2,114,552	2.38%	401,399	0.94%
Comprehensive income	$17,351,752	19.53%	$7,647,297	17.97%

Total Sales. Our total sales increased 108.8% to $88.8 million in the nine months ended September 25, 2010 from $42.5 million in the same period last year, primarily as a result of our sales of new units in our Weihai International Plaza, Xingfu Renjia, Dongli Garden Phase 1, and Longhai Mingzhu projects in the first nine months of 2010. No revenue was recognized for these projects in the same period of 2009.

We apply the percentage of completion method of accounting for revenue recognition of our development properties. See “Critical Accounting Policies – Revenue Recognition” below for a detailed discussion of how we recognize revenue under the percentage of completion method of accounting.

The following table sets forth for the nine months ended September 25, 2010 and 2009 the aggregate GFA and the related revenues recognized by project (finished projects):

				Percentage of
		GFA Delivered		Total GFA
		for Nine		Delivered as of
		Months Ended		September 25,		Revenues Recognized for
	Total	September 25,		(2)		Nine Months Ended September 25, (3)
	GFA(1)	2010	2009	2010	2009	2010		2009
	m²	m²	m²	%	%	US$	%	US$	%
Fuxiang Huayuan 1	52,830	-	-	-	-	87,102	0.1%	-	-
Fuxiang Huayuan 2	18,392	-	-	-	-	-	-	4,143,958	9.7%
Xingfu Renjia 1	85,551	-	-	-	-	10,688,372	12.0%	6,685,051	15.7%
Oumei Complex 1	91,778	-	-	-	-	586,668	0.7%	4,578,175	10.8%
Longhai Lidu 1	51,451	-	-	100%	-	165,277	0.2%	129,527	0.3%
Longhai Lidu 2	79,308	65,491	-	100%	78%	5,958,064	6.7%	18,715,542	44.0%
Qilu Textile Centre (Comm)	139,510	2,204	-	100%	99%	1,211,115	1.4%	397,413	0.9%
Total	518,820	-	-			18,696,598		34,649,666

(1) The amounts for “total GFA” in this table are the amounts of total saleable GFA and are derived on the following basis:

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

(3) Percentage of all real estate sales revenues for the financial period, including finished goods and work-in-process inventory.

The following table sets forth the percentage of completion, the percentage sold and related revenues for our projects for the nine months ended September 25, 2010 and 2009.

				Percentage
		Percentage of		Sold –
		Completion		Accumulated
		as of		as of		Revenues Recognized for
	Total	September 25,		September 25, (1)		Nine Months Ended September 25, (2)
	GFA	2010	2009	2010	2009	2010		2009
	m²	%	%	%	%	US$	%	US$	%
Qilu Textile Centre (Residential)	67,942	98%	81%	90%	72%	1,640,766	1.8%	6,899,803	16.2%
Weihai International Plaza	45,828	65%	-	17%	-	9,424,582	10.6%	-	-
Dongli Garden 1	213,315	100%	-	55%	-	29,023,987	32.7%	-	-
Longhai Mingzhu	51,902	95%	60%	67%	-	24,673,327	27.8%	-	-
Oumei Complex 2	70,587	68%	-	1%	-	735,293	0.8%	-	-
Xingfu Renjia 2	58,768	65%	-	65%	-	2,462,731	2.8%	-	-
Total	508,342					67,960,686		6,899,803

(1) Percentage sold is calculated by dividing contracted sales value from property sales by total estimated sales value of the relevant project, estimated as of the time of preparation of our interim financial statements as of and for the applicable period.

(2) Percentage of all real estate sales revenues for the financial period, including finished goods and work-in-process inventory.

The following table sets forth the square meters sold and average selling price per square meter by each project on a consolidated basis for the nine months ended September 25, 2010 and 2009.

	For Nine Months Ended September 25, 2010						For Nine Months Ended September 25, 2009
		Revenues		Remaining				Revenues		Remaining
		recognized	Revenues	contract				recognized	Revenues	contract
		from prior	recognized	amounts	Square	Average		from prior	recognized	amounts	Square	Average
	Contract	contract	in current	to be	meters	selling	Contract	contract	in current	to be	meters	selling
	Sales(2)	sales(3)	period(4)	recognized	sold(5)	price(6)	Sales(2)	sales(3)	period(4)	recognized	sold(5)	price(6)
	US$	US$	US$	US$	m²	US $/m²	US$	US$	US$	US$	m²	US $/m²
Fuxiang Huayuan 1	87,102	-	87,102	-	-	-	-	-	-	-	-	-
Fuxiang Huayuan 2	-	-	-	-	-	-	5,082,854	-	4,143,958	938,896	18,392	276
Xingfu Renjia 1	10,688,372	-	10,688,372	-	36,004	297	9,094,730	-	6,685,051	2,409,679	34,079	267
Xingfu Renjia 2	3,788,816	-	2,462,731	1,326,086	10,200	371	-	-	-	-	-	-
Longhai Lidu 1	165,277	-	165,277	-	421	393	129,527	-	129,527	-	379	342
Longhai Lidu 2	22,395,395	16,437,331	5,958,064	-	58,247	384	23,921,236	-	18,715,542	5,205,695	63,664	376
Qilu Textile Centre (Comm)	1,292,113	80,997	1,211,115	-	4,034	320	432,016	-	397,413	34,602	1,405	308
Qilu Textile Centre (Residential)	2,317,217	570,594	1,640,767	105,856	7,863	295	9,668,443	-	6,899,803	2,768,640	29,635	326
Weihai International Plaza	14,499,356	-	9,424,582	5,074,775	8,586	1,689	-	-	-	-	-	-
Dongli Garden 1	29,089,030	-	29,023,987	65,043	79,589	365	-	-	-	-	-	-
Longhai Mingzhu	49,160,427	22,029,079	24,673,327	2,458,021	34,563	1,422	-	-	-	-	-	-
Oumei Complex 1	586,668	-	586,668	-	1,978	297	5,161,480	-	4,578,175	583,305	18,649	277
Oumei Complex 2	735,293	-	735,293	-	946	777	-	-	-	-	-	-
Sales of Inventory(1)	2,184,848	-	2,184,848	-	6,102	358	995,598	-	995,598	-	2,509	397
Total	136,989,914	39,118,001	88,842,133	9,029,781	248,533	551	54,485,884	-	42,545,067	11,940,817	168,712	323

(1) The sales of inventory are defined as the sale of unsold properties from projects completed prior to the applicable period.

(2) “Contract Sales” are comprised of two sub-groups:

1) Contracts entered into prior to the current period that, as of the beginning of the current period, still have unrecognized portions. These are the total amounts, including previously recognized and unrecognized.

2) Brand new contracts entered into in the current period.

(3) Revenues recognized from prior contract sales are revenues recognized prior to the current period from prior contracts. In this column, we demonstrate the portion within the above-listed “sub-group (1)” that had previously been recognized as revenues prior to the current period. In other words, the amount shown in this column is part of the amount in the above-listed “sub-group (1).” We think this disclosure is relevant because it enables the reader to focus on the potential revenues as of the beginning of the current period, by eliminating previously recognized revenues from the total contract sales stated in the first column.

(4) Revenues recognized in the current period include revenues recognized in the current period from both prior contracts and newly signed contracts.

(5) Square meters sold are the total GFA of all contract sales reflected in (2) above.

(6) Average selling price is defined as (2) divided by (5) above.

Cost of sales. Our cost of sales increased 111.7% to $60.1 million in the nine months ended September 25, 2010 from $28.4 million in the same period last year, mainly due to the increase in sales.

Gross profit and gross profit margin. Our gross profit increased 103.1% to $28.7 million in the nine months ended September 25, 2010 from $14.1 million in the same period last year. The gross profit margin (gross profit as a percentage of total sales) was 32.3% for the nine months ended September 25, 2010 and 33.3% for the nine months ended September 25, 2009. The very modest increase in the gross profit margin was primarily due to sales of new properties related to villager relocation efforts for our Dongli Garden project, which contributed approximately 31.2% of total sales in the 2010 period. The project was a joint effort between us and local government agencies, and Phase I of the project mainly involved relocating villagers previously residing on the parcel designated for Phase II. Therefore, as part of the government’s urban modernization initiatives, the government strictly regulated the selling prices of all Phase I units, which were on average considerably below would-be market prices and in turn resulted in a lower profit margin. Since Phase II will be entirely sold at market prices, the same experience will not occur again.

Advertising expenses. Advertising expenses decreased slightly by 2.9% to $0.20 million in the nine months ended September 25, 2010 from $0.21 million in the same period last year, mainly due to the fact that most of the existing projects were completed by the end of 2009 and we reduced our advertising efforts in the first nine months of 2010 on existing projects.

Commissions. Commissions paid to independent sales agents amounted to $0.19 million in the nine months ended September 25, 2010, as compared to $0.10 million in the same period last year. In addition to our salaried internal salespersons, we used temporary independent sales agents to maximize our pre-sales in the first phase of sales for our Weihai International Plaza project in the nine months ended September 25, 2010. We did not rely as heavily on these temporary sales agents during the same period last year.

Selling expenses. Our selling expenses increased 71.2% to $0.06 million in the nine months ended September 25, 2010 from $0.03 million in the same period last year, mainly due to selling expenses related to our Weihai International Plaza, Longhai Mingzhu and Xingfu Renjia projects. Most of our projects are residential projects. As commercial/office projects, our Weihai International Plaza and Longhai Mingzhu project naturally involved more selling and marketing efforts and costs than a typical residential project, including rental and fit out of the sales center, production of posters, brochures and other media advertisement, and hiring and training of sales personnel.

Bad debt recovery (expense). Our bad debt recovery in the nine months ended September 25, 2010 was $0.4 million, compared to bad debt expense of $0.3 million in the same period last year, primarily due to the fact that management has been putting more effort in receivables collection during the past year, while during the same period of 2009, we made a provision for doubtful accounts receivable in accordance with the Company’s bad debt allowance policy.

General and administrative expenses. General and administrative expenses increased 223.1% to $5.6 million in the nine months ended September 25, 2010 from $1.7 million in the same period in 2009, primarily due to expenses related to new subsidiaries that we acquired since September 25, 2009, including Caoxian Industrial and Longhai Real Estate, and expenses related to the April 14, 2010 reverse acquisition and private placement transactions, as well as our public offering registration.

Interest expense and finance charges (net of interest income). Interest expense decreased 64.0% to $0.3 million in the nine months ended September 25, 2010 from $0.8 million in the same period in 2009, primarily due to a decrease in the balance of our borrowings and a decrease in interest rates. Please refer to Notes 12 and 13 to the financial statements for detailed information on our short-term and long-term borrowings.

Income taxes. Income taxes increased 103.2% to $7.8 million in the nine months ended September 25, 2010 from $3.8 million in the same period in 2009, mainly due to the higher income before taxes.

Net income. Net income increased 110.3% to $15.2 million in the nine months ended September 25, 2010 from $7.3 million in the same period last year, mainly due to the increase in total sales.

Liquidity and Capital Resources

As of September 25, 2010, we had cash and cash equivalents of approximately $17.8 million. The following table provides a summary of our net cash flows from operating, investing, and financing activities. To date, we have financed our operations primarily through net cash flow from operations, augmented by cash proceeds from recent financing activities, short-term bank borrowings and equity contributions by our shareholders.

U.S. Dollars	Nine Months Ended September 25,
	2010	2009
Net cash provided by operating activities	$11,885,655	$13,057,359
Net cash provided by (used in) investing activities	(130,892)	297,554
Net cash provided by (used in) financing activities	3,499,911	(11,437,581)
Effects of exchange rate change in cash	275,978	5,492
Net increase in cash and cash equivalents	15,254,674	1,917,333
Cash and cash equivalents at beginning of the period	2,264,438	638,639
Cash and cash equivalent at end of the period	$17,795,092	$2,561,464

Operating Activities

In accordance with Accounting Standards Codification, or ASC, 230, Statement of Cash Flows, cash flows from our operations are calculated based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

Net cash provided by operating activities was $11.89 million in the nine months ended September 25, 2010, compared with $13.06 million in the same period last year. Net income after adjustment for noncash items was $5.55 million in the nine months ended September 25, 2010. This increase was augmented by a reduction in inventories of $33.68 million, an increase in taxes incurred but not paid of $3.39 million, an increase of $0.70 million in deposits received from customers, and an increase of $0.03 million in restricted cash. This total increase of $61.48 million was offset by an increase of $3.16 million of loans to a related party, an increase in income recognized but not billed of $16.83 million, an increase of $3.57 million of other receivables, a decrease in accounts payable, other payable and other current liabilities of $1.19 million, an increase of $0.69 million in prepaid expenses and a $24.15 million income recognized but where no payment was received.

Investing Activities

Net cash used in investing activities in the nine months ended September 25, 2010 was $0.13 million, compared with $0.30 million net cash provided by investing activities in the same period last year. The decrease in net cash provided by investing activities was mainly due to the purchase of fixed assets in the first nine months of 2010.

Financing Activities

Net cash provided by financing activities in the nine months ended September 25, 2010 was $3.51 million, compared with $11.44 million net cash used in financing activities in the same period in 2009. The increase in net cash provided by financing activities was mainly from cash proceeds from the April 14, 2010 private placement transaction.

As of September 25, 2010, the amount, maturity date and term of each of our loans were as follows:

Lender	Amount Outstanding	Interest Rate	Maturity Date	Duration
Rural Credit Cooperatives Fangzi Branch	RMB 9,000,000 (approximately $1,344,600)	7.45%	January 13, 2011	1 year
Employee Loan (China Agricultural Bank Jimo Branch)	RMB 1,604,500 (approximately $239,712)	5.96%	December 25, 2010	1 year
Employee Loan (China Agricultural Bank Laixi Branch)	RMB 437,240 (approximately $65,324)	8.40%	December 25, 2010	1 year
China Industry and Commercial Bank Chengyang Branch	RMB 198,000,000 (approximately $29,581,200)	7.43%	November 2011	3 years
China Construction Bank Weihai Branch	RMB 40,000,000 (approximately $5,976,000)	6.37%	December 2011	2 years
TOTAL	RMB 249,041,740 (approximately $37,206,836)

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

Obligations Under Material Contracts

The table below shows our contractual obligations as of September 25, 2010.

U.S. Dollars	Payments Due by Period
		Less than			More than
Contractual Obligations	Total	1 year	1-3 years	3-5 years	5 years
Long-term and short-term debt obligations	$37,206,836	$4,936,436	$32,270,400	$-	$-
Interest expense obligations for outstanding debt	2,839,252	125,000	2,714,252	-	-
Other obligations	-	-	.	-	-
Total	$40,046,088	5,061,436	34,984,652	$-	$-

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

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires our management to make assumptions, estimates, and judgments that affect the amounts reported, including the notes thereto, and related disclosures of commitments and contingencies, if any. We have identified certain accounting policies that are significant to the preparation of our financial statements. These accounting policies are important for an understanding of our financial condition and results of operations. Critical accounting policies are those that are most important to the portrayal of our financial condition and results of operations and require management’s difficult, subjective, or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Certain accounting estimates are particularly sensitive because of their significance to financial statements and because of the possibility that future events affecting the estimate may differ significantly from management’s current judgments. We believe the following critical accounting policies involve the most significant estimates and judgments used in the preparation of our financial statements:

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

Under the percentage of completion method, revenues from units sold and related costs are recognized over the course of the construction period, based on the completion progress of a project. In relation to any project, revenue is determined by calculating the ratio of completion and applying that ratio to the contracted sales amounts. This ratio of completion is determined by the Company using data reported by licensed independent third party construction supervising firms hired by the Company as the contractors employed by the Company request advance payments and do not specifically allocate these costs to the various projects. Cost of sales is recognized by multiplying the ratio by the total budgeted costs. Changes to total estimated contract costs or losses, if any, are recognized in the period in which they are determined. Revenue recognized to date in excess of cash received from customers is classified as current assets under revenue in excess of billings. Amounts received from customers in excess of revenue recognized to date are classified as current liabilities under customer deposits.

Any losses incurred or identified on a real estate transaction are recognized in the period in which the transaction occurs.

From time to time, the Company participates in government-sponsored old city redevelopment projects, which typically involve villager relocation programs. Because of the fact that the relocated residents, who are the purchasers of new apartment units, are not assigned their units and do not make payments until the completion of the particular project according to the agreement with the government, it is impractical to use the percentage of completion method even though the construction period usually exceeds twelve months. In such cases, revenues are recognized under the full accrual method for the residential portion of the project.

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

Allowance for Doubtful Accounts

The Company recognizes an allowance for doubtful accounts to ensure contracts receivable, related party receivables and other receivables are not overstated due to uncollectability. Bad debt reserves are maintained for all customers based on a variety of factors, including the length of time the receivables are past due, significant one-time events and historical experience. An additional reserve for individual accounts is recorded when the Company becomes aware of a customer’s or debtor’s inability to meet its financial obligation, such as in the case of bankruptcy filings or deterioration in the customer’s or debtor’s operating results or financial position. If circumstances related to customers or debtors change, estimates of the recoverability of receivables would be further adjusted. As of September 25, 2010 and December 25, 2009, the allowances for doubtful accounts are $1,054,948 and $1,617,114 for contracts receivable, and $428,626 and $272,361 for other receivables, respectively.

An allowance for contracts receivable is established as follows: 50% of the balances aged between one and two years and over RMB100,000 (approximately $15,000); 10% of the balances aged between one and two years and under RMB100,000 (approximately $15,000); and 100% of the balances aged over two years.

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

Recent Accounting Pronouncements

See Note 18 (Recent Pronouncements) to the unaudited consolidated financial statements included in Item 1, Financial Statements, of this report.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk

We are exposed to interest rate risk primarily with respect to our short-term bank loans and long-term bank loans. Although the interest rates, which are based on the banks’ prime rates with respect to our short-term loans, are fixed for the terms of the loans, the terms are typically three to twelve months for short-term bank loans and interest rates are subject to change upon renewal. There were no material changes in interest rates for short-term bank loans renewed during the three months ended September 25, 2010.

A hypothetical 1.0% increase in the annual interest rates for all of our credit facilities under which we had outstanding borrowings as of September 25, 2010, would decrease net income before provision for income taxes by approximately $93,017 for the three months ended September 25, 2010. Management monitors the banks’ prime rates in conjunction with our cash requirements to determine the appropriate level of debt balances relative to other sources of funds. We have not entered into any hedging transactions in an effort to reduce our exposure to interest rate risk.

Foreign Exchange Risk

While our reporting currency is the U.S. Dollar, all of our consolidated sales and virtually all our consolidated costs and expenses are denominated in RMB. All of our assets are denominated in RMB, except for a small portion of cash, which is denominated in U.S. dollars. As a result, we are exposed to foreign exchange risk as our sales and results of operations may be affected by fluctuations in the exchange rate between U.S. Dollars and RMB. If RMB depreciates against the U.S. Dollar, the value of our RMB sales, earnings and assets as expressed in our U.S. Dollar financial statements will decline. Assets and liabilities are translated at exchange rates at the balance sheet dates and revenue and expenses are translated at the average exchange rates and shareholders’ equity is translated at historical exchange rates. Any resulting translation adjustments are not included in determining net income but are included in determining other comprehensive income, a component of shareholders’ equity. We have not entered into any hedging transactions in an effort to reduce our exposure to foreign exchange risk.

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer, Mr. Weiqing Zhang, and Chief Financial Officer, Mr. Zhaohui John Liang, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 25, 2010. Based on our assessment, Mr. Zhang and Mr. Liang determined that, as of September 25, 2010, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

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

Investors are directed to the “Risk Factors” section of our Amendment No. 5 to Registration Statement on Form S-1/A filed with the SEC on November 2, 2010. There have been no material changes to the risk factors disclosed therein.

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

Date: November 9, 2010	CHINA OUMEI REAL ESTATE INC.

	By:	/s/ Weiqing Zhang
Weiqing Zhang, Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Zhaohui John Liang
Zhaohui John Liang, Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)